Form 10QSB
period 2007-09-30
WELLENTECH SERVICES INC
filed 2007-11-19
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  333-140236
WELLENTECH SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.

7415 Sherbrooke St. West, #1
Montreal, Quebec, Canada H4B 1S2
 (Address of Principal Executive Offices)

(514) 489-7064
(Issuer’s telephone number)

 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2007:  14,925,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

WELLENTECH SERVICES INC.
(A Development Stage Company)

BALANCE SHEETS

	30 September 2007 (Unaudited)	31 December 2006 (Audited)
ASSETS
Current Assets
Cash	$544	$11,044

Other Assets
Deferred offering costs	24,278	14,278

Total Assets	$24,822	$25,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,567	$6,144

Total Liabilities	7,567	6,144

Stockholders' Equity
Common stock	14,925	14,925
Additional paid-in capital	52,180	28,745
Deficit accumulated during the development stage	(49,850)	(24,492)

Total Stockholders' Equity	17,255	19,178

Total Liabilities and Stockholders' Equity	$24,822	$25,322

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended 30 September 2007	Three Months Ended 30 September 2006	For The Period From Inception to 30 September 2007
REVENUE	$-	$6,400	$16,280
EXPENSES
Services contributed by shareholder	6,000	3,000	30,000
Professional fees	2,392	4,833	15,561
(Gain) loss on foreign exchange	(261)	(165)	82
Consulting and sub-contracting	-	2,000	20,200
Bank charges	-	-	287
	8,131	9,668	66,130
LOSS BEFORE TAXES	(8,131)	(3,268)	(49,850)

INCOME TAX RECOVERY	-	(83)	-

NET LOSS	$(8,131)	$(3,185)	$(49,850)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	14,925,000	14,925,000

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
	Nine Months Ended 30 September 2007	Nine Months Ended 30 September 2006
REVENUE	$-	$6,400
EXPENSES
Services contributed by shareholder	18,000	9,000
Professional fees	7,619	6,385
(Gain) loss on foreign exchange	(261)	343
Consulting and sub-contracting	-	7,000
Bank charges	-	74
	25,358	22,802
LOSS BEFORE TAXES	(25,358)	(16,402)
Income tax recovery	-	(83)

NET LOSS	$(25,358)	$(16,319)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	14,925,000	14,925,000

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 30 September 2007	Nine Months Ended 30 September 2006	For The Period From Inception to 30 September 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,358)	$(16,319)	$(49,850)

Adjustment to reconcile net loss to net cash provided by operating activities:
Services contributed by shareholder	18,000	7,320	28,320
Stockholder contributions	5,435	-	5,435
Common stock issued for services	-	6,000	6,000

Changes in operating assets and liabilities:
Accounts receivable	-	(4,520)	-
Taxes payable	-	(83)	-
Accounts payable and accrued liabilities	1,423	(2,474)	7,567

NET CASH USED IN OPERATING ACTIVITIES	(500)	(10,076)	(2,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	(10,000)	(10,000)	(24,278)
Common shares issued for cash	-	11,150	27,350

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,000)	1,150	3,072

NET INCREASE (DECREASE) IN CASH	(10,500)	(8,926)	544

CASH, BEGINNING OF PERIOD	11,044	14,970	-

CASH, END OF PERIOD	$544	$6,044	$544

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 September 2007

1.	ORGANIZATION AND NATURE OF BUSINESS

Wellentech Services, Inc. (the "Company"), was incorporated on 7 November 2005, under the laws of the State of Nevada.  The Company is a development stage product and services company that designs and installs systems for data, voice, video, and telecommunication.  The Company offers expertise in the wired networking infrastructure industry.  The Company can design, manage, install, and service customers with the same processes, personnel and management.  In addition, the Company purchases and resells products such as network routers, cable, software and video equipment that are involved in project installations.

2.	GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has had limited revenues and has an accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to complete public equity financing and generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through equity financing and through loans made by the Company's stockholders.

3.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly,  the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.  Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 September 2007

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.  There have been no significant changes of accounting policy since 31 December 2006. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.  For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form SB/2 for the period ended 31 December 2006.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of 30 September 2007, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104").  SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

The Company currently has one revenue stream which is providing information technology consulting services.  These revenues are recognized on completion of the services rendered.  The customers are billed on completion and are due on receipt.

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 September 2007

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after 15 November 2007.  The Company is currently reviewing the impact, if any, the new pronouncement will have on its financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, incorporated into the SEC Rules and Regulations as Section N to Topic 1, Financial Statements, which provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. Specifically, entities must consider the effects of prior year unadjusted misstatements when determining whether a current year misstatement will be considered material to the financial statements at the current reporting period and record the adjustment, if deemed material. SAB No. 108 provides a dual approach in order to quantify errors under the following methods: (1) a roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the “iron curtain” method which quantifies a cumulative error by which the current year balance sheet is misstated. Entities may be required to record errors that occurred in prior years even if those errors were insignificant to the financial statements during the year in which the errors arose. SAB No. 108 became effective as of the beginning of the fiscal year ending after November 15, 2006. Upon adoption, entities may either restate the financial statements for each period presented or record the cumulative effect of the error correction as an adjustment to the opening balance of retained earnings at the beginning of the period of adoption, and provide disclosure of each individual error being corrected within the cumulative adjustment, stating when and how each error arose and the fact that the error was previously considered immaterial. This authoritative guidance had no impact on the Company's financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 may have on its financial position, results of operations and cash flows.

Item 2:Management’s Discussion and Analysis of Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Wellentech Services Inc. (“Wellentech”) was incorporated on November 7, 2005 under the laws of the State of Nevada as an early stage product and services company that designs and installs systems for data, voice, video and telecom.

We intend to grow our business aggressively through organic growth. Our offerings include Wireless Fidelity, or Wi-Fi, with the deployment of a fixed Wireless Local Area Network. We believe we can integrate superior solutions across a vast majority of communication requirements. We intend to earn revenue for rendering services which will include; (i) the installation of data, voice, video and telecom networks; (ii) the sale of networking products that are installed and (iii) consulting services in the assessment of existing networks.

We offer expertise in the wired networking infrastructure industry; we can design, manage, install and service our wireless customers with the same processes, personnel and management. As well as the services we provide, we purchase and resell products such as networking routers, cable, software and video equipment that are involved in our project installations. We purchase our products from various distributors. In the event that any of these distributors cease operations, our business would not be adversely affected because these products are readily available from multiple distributors locally, regionally or nationally.

SUPPLIERS

As well as being a service company, we will also purchase and resell products such as networking routers, cable, software and video equipment that will be involved in our project installations.

SALES AND MARKETING

We will market and sell our services through a direct sales and project management professionals. We intend to be proactive and interact personally with our clients from time to time. We do not currently employ an outside sales force.

We will also use several methods of mass marketing to advertise our products and services including direct mailings, and the distribution of brochures which describe our services. We will also explore advertising in computer magazines, and newspapers. Our rough estimate of the cost of our advertising plan is approximately $25,000. Additionally, we plan to develop a web site that describes our business and services. We believe that these methods of marketing are a key factor in securing new business.

COMPETITION

The network cabling market is very fragmented and highly competitive. In the markets where we operate, we experience intense competition from other independent providers of network solutions. We believe that success in the industry is based on maintenance of product quality, competitive pricing, delivery, efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships, and the ability to anticipate technological changes and changes in customer preferences. We believe our competitive advantage lies in our ability to provide superior customer service while offering a more diverse line of hard product offering than our competitors.

ONLINE PRODUCT AND SERVICE ORIGINATION

We intend to complete the development of our corporate website. We have not yet contracted with a web design company and expect to launch our website and be fully operational by the end of the fourth quarter of 2007.

The estimated cost for completing our website is budgeted at $10,000 over the next twelve months. We will be utilizing it to pursue the following market tactics in order to generate leads for our online services:

o
Registering with Internet search engines to ensure our company's services appear in prime locations when online searches for networking, WiFi (Wireless Fidelity), and WLAN’s (Wireless Local Area Networks) are made;

o	Forming strategic alliances that will generate additional leads from companies offering complementary services;

o	Targeting cost effective e-mail campaigns to users that have expressed an interest in obtaining networking and wireless related information;
o
Placing banner advertisements on Networking related web sites which is designed to bring new qualified visitor/customers directly to the web site. We have approached, but not negotiated or contracted with any additional advertisers who will advertise on our web site during the second quarter of 2007;

o	Linking with existing Networking and Wireless sites that will allow users to click and immediately be connected to our company's web site; and
o	Looking for potential acquisition targets as well as investors.

UPGRADED TECHNOLOGY INFRASTRUCTURE AND SECURITY

Over the next twelve months, we intend to establish an upgraded computer server which houses all of our computer-based technology from our Internet web site to our e-mail capabilities. We intend to use server hardware provided by Dell Computer Corp., and routers and switches are provided by Cisco Systems. Our server will run on a Microsoft Windows NT operating system software. Our technology security systems will be designed to prevent most unauthorized access to internal systems and illegal third party access to our data. In addition, we monitor our servers to ensure that we have sufficient space to handle software upgrades. All software and data in the system is backed up to magnetic tape each night, which is stored off-site. The estimated cost for implementing our updated technology infrastructure and security is $12,500.

Further Development of Organizational Infrastructure:

Commencing April 2006, we started to recruit and hire additional networking specialists, create competitive compensation packages, and develop a sales and training program. Organizational infrastructure expenses will initially consist primarily of communication expenses, recruitment of personnel and fees for outside professional advisors and firms. Our ability to develop organization strength will be severely limited if we raise no or nominal funds. During the next twelve months, we anticipate hiring four additional salaried full-time employees, a number of commissioned full-time employees and no part-time employees. The full-time employees would consist of: 1 administrator at $25,000 per year, 2 Sales people at $40,000 per year, plus commission, and 1 technical person at $55,000 per year. We intend to arrange meetings with Wireless Fidelity, and Networking experts that may be interested in joining us. We may utilize the services of staffing and recruiting firms as well. We may also employ individuals whose sole responsibility will be to identify and recruit qualified Wireless Fidelity and Networking specialists. We also intend to selectively advertise in Business, Education and Computer publications to recruit employees. We have budgeted $22,000 over the next twelve months for employee recruiting and training. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. If we are unable to generate sufficient revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, however we may require financing to potentially achieve our goal of profit, revenue and growth. We are seeking equity financing for a total of $250,000-$500,000 to cover our administrative expenses, marketing and expansion. We anticipate that any such financing will be through the sale of shares of our common stock at prices based upon our trading market once such market develops. If we are not able to obtain financing of at least $250,000 it will have a significant impact on our liquidity and ability to proceed with our business expansion plans.

We anticipate that our operational, general and administrative expenses for the next 12 months will total $301,640.00. The estimated breakdown is as follows:

Web Development	$10,000.00
Legal/Accounting	$7,500.00
Upgraded Computer systems	$12,500.00
Telecommunications/DSL	$720.00
Employee recruitment and training	$22,000.00
General Administrative:
Advertising	$25,000.00
Automotive	$4,000.00
Charitable contributions	$500.00
Deprecation expense	$1,270.00
Employee benefits	$1,500.00
Entertainment	$4,000.00
Insurance	$6,700.00
Office salaries	$160,000.00
Office supplies	$7,000.00
General and administrative	$1,000.00
Professional development	$5,000.00
Professional expense	$8,000.00
Rent	$2,200.00
Repairs & Maintenance	$1,500.00
Taxes	$6,250.00
Telephone	$6,000.00
Travel	$5,000.00
Utilities	$4,000.00
Total General Administrative	$248,920.00

Total Expenses	$301,640.00

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. We plan to focus our sales in New York and California. We have no plans at this time to extend into any other states.

In the event we are not successful in generating sufficient revenue, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Employees

Presently our two officers are contributing their services without payment and certain consultants have accepted shares for services.

In the future, we plan to hire four full time employees and three part-time employees. From time to time, we may employ additional independent contractors to support our development, marketing, sales, support and administrative organization. We also intend to hire Wireless Fidelity and Networking specialists. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The Company did not generate any revenues for the three and nine months ended September 30, 2007 and generated $6,400 for the three months and nine months ended September 30, 2006.

Services contributed by shareholder increased by more than double or $6,000 and $18,000 for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006 when services contributed by shareholder were $3,000 and $9,000, respectively. The increase was because of the addition of another director and shareholder who had also contributed services to the company during the current quarter. Professional fees include legal and accounting fees and filing fees for the SB-2. There was a $261 gain on foreign exchange for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 which were losses of $165 and $343 respectively. This was due to having some transactions in Canadian dollars which have recently become greater in value than US dollars in the current quarter, where during the three and nine months ended September 30, 2006 some transactions were in Canadian dollars, resulting in a loss, since at the time, the US dollar was valued higher than the Canadian dollar.

Net loss for the three and nine months ended September 30, 2007 was $8,131 and $25,358, respectively.  Net loss for the three and nine months ended September 30, 2006 was $3,185 and $16,319, respectively.  The increase in loss was primarily due to the increase in Services contributed by shareholders.

Loss per share was $0.00 for the period ended September 30, 2007, and a loss of $0.00 per share for the period ended September 30, 2006.

Professional fees for the three and nine months ended September 30, 2007 were $2,392 and $7,619, respectively, as compared to the three and nine months ended September 30, 2006 when the professional fees were $4,833 and $6,385 respectively. This increase in professional fees during 2007 was due to additional work involved in preparing our interim financial statements.

There were no consulting and contracting expenses for the three and nine months ended September 30, 2007 as compared to three and nine months ended September 30, 2006 when the Consulting and contracting was $2,000 and $7,000. The $2,000 and $7,000 expenses were related to a specific service provided to a customer during that period in 2006 which did not apply in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a working capital deficiency of $7,023, which represented a working capital decrease of $11,923 as compared to the positive working capital position of $4,900 as of December 31, 2006. The decrease is mainly due to payments of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the nine month period ended September 30, 2007 was $500, which was primarily due to the loss for the period and the repayment of accounts payables, offset by non-cash consulting expenses settled through the issuance of capital stock and the collection of trade receivables.  Cash flows used in operating activities for the nine month period ended September 30, 2006 was $10,076.

Cash flows used in financing activities for the nine month period ended September, 2007 was $10,000, consisting primarily of payment of $10,000 for preparation of the SB-2. Cash flows provided by financing activities for the nine month period ended September 30, 2006 was $1,150, consisting primarily of payment of $10,000 for preparation of the SB-2, offset by proceeds from issuance of capital stock of $11,150.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2006, our independent registered accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

INCOME TAXES

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of September 30, 2007, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “2006 Form 10-KSB”). There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-KSB.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14 (c) / 15d-14 (c) ] under the Exchange Act) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action towards the Company has been threatened.

Item 2.    Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

 (A)            Exhibits

31.1           Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002

 (b)            Reports on Form 8-K

  Form 8-K Filed on October 26, 2007 reporting change of name of the company’s accounting firm.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLENTECH SERVICES, INC.
Registrant

Date: November 14, 2007	By: /s/ Irwin Rapoport
Irwin Rapoport
President,Chief Executive Officer, Principal Accounting Officerand Director