Form 10QSB/A
period 2007-09-30
WELLENTECH SERVICES INC
filed 2008-02-04
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) .Yes  ☒    No ☐

Explanatory Note.

The amended 10-QSB has been filed to provide disclosure that Wellentech Services, Inc. is a shell company as defined in Rule 12b-2 of the Act.

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

WELLENTECH SERVICES, INC.
Registrant

Date: February 4, 2008	By: /s/ Irwin Rapoport
Irwin Rapoport
President,Chief Executive Officer, Principal Accounting Officerand Director