Form 10KSB
period 2007-12-31
WELLENTECH SERVICES INC
filed 2008-03-31
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 24, 2008:  14,925,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No   ☐

Table of Contets

Table of Contets

Item 1.    Description of Business.

General

As used in this Form 10-KSB, references to the "Company," "we," “our” or "us" refer to Wellentech Services, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Wellentech Services, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

Historical

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

Table of Contets

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to us and not to the selling stockholders.

We may require additional funds to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our business operations

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We have a limited operating history that you can use to evaluate us, and therefore we may not survive if we meet some of the problems, expenses, difficulties, complications and delays frequently encountered by a start up company.

We were incorporated on November 7, 2005. We are on early stage company with no revenue or history to date. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. You must consider our prospects in light of the risks and uncertainties encountered by start up companies. To date, we have completed only part of our business plan. As a start-up company, we can provide no assurances that we will be able to make the necessary steps to achieve profitability in the future, such as expanding our customer base.

We are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. We have a limited business history for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject.

As we have such a limited history of operation, you will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against our past or present equivalents.

Table of Contets

If we are unable to generate significant revenues from our operations, we may be unable to expand our services and may be forced to cease operations

If we are unable to generate significant revenues from our operations, we could be forced to delay, scale back or eliminate certain services and product development programs. We intend to acquire and maintain businesses in our industry. If we fail to generate significant revenues in the future, then we will not able to expand our product line as we anticipate. This failure to expand may hurt our ability to raise additional capital which could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk

We may make acquisitions or form joint ventures that are unsuccessful.

Our ability to grow is dependent on our ability to successfully acquire other companies, which creates substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions; however, because of our limited funds, we may not be able to purchase those companies that we have identified as potential acquisition candidates. Additionally, we may have difficulty managing post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our sole officer and director and our success depends on the continued efforts of such individual to manage our business operations. The loss of the services of the President could have a negative effect on our business, financial condition and results of operations. We do not currently have an employment contract with our President, Irwin Rapoport. In addition, our success in expanding our business operations is largely dependent on our ability to hire highly qualified personnel. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the industry.

Irwin Rapoport’s control may prevent you from causing a change in the course of our operations and may affect the market price of our common stock.

Irwin Rapoport beneficially owns approximately 81% of our common stock. Accordingly, for as long as this individual continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, regardless of the number of our common shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is limited. This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

Table of Contets

You may not be able to liquidate your investment since there is no assurance that a public market will develop for our common stock or that our common stock or that our common stock will ever be approved for trading on a recognized exchange.

There is no established public trading market for our securities. After this document is declared effective by the Securities and Exchange Commission, we intend to seek a market maker to apply for a quotation on the OTC BB in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system. We cannot assure you that a market maker will agree to file the necessary documents with the OTC BB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on any exchange or quotation system, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand out business operations.

The offering price of the shares was arbitrarily determined, and therefore should not be used as an indicator of the future market price of the securities. Therefore, the offering price bears no relationship to the actual value of Wellentech, and may make our shares difficult to sell.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $.01 for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price is not an indication of and is not based upon our actual value. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

Table of Contets

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 14,925,000 shares of common stock outstanding as of February 26, 2008 3,425,000 shares are, or will be, freely tradable without restriction upon the effective date of this registration statement, unless held by our “affiliates”. The remaining 11,500,000 shares of common stock, which will be held by existing stockholders, including the officers and directors, are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. The 12,000,000 shares issued to Irwin Rapoport are available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. After February 2007, the 2,725,000 shares issued to our shareholders in our Regulation D Rule 506 offering, became available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. After June 2007, the 200,000 shares issued to two consultants became available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed 1% of the number of shares of our common stock then outstanding which, in our case, would equal approximately 149,150 shares as of the date of this prospectus.

Our stock price may be highly volatile and subject to wide fluctuations due to many factors, including a substantial market overhang.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to quarterly variations in operating results, announcements of distribution agreements, or new affiliations or new products and services by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products, or other events or factors, including the risk factors described herein. In addition, the stock market in general experiences significant price and volume fluctuations that are often unrelated to a company’s operating performance. As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management’s attention and resources. Additionally, the sale of a substantial number of shares of common stock, or even the potential of sales, in the public market following this offering could deflate the market price for the common stock and make it more difficult for us to raise additional capital through the sale of our common stock.

We do not have any patents, copyrights, or trademarks.

We do not currently own any patents, copyrights or trademarks with respect to any of our intellectual properties. Therefore, we have no assurance that we can protect our intellectual properties from infringement by other firms.

Furthermore, in the event that any our competitors are able to secure intellectual property rights protection on intellectual property that we possess we might be precluded from using any such intellectual property.

Table of Contets

We are in an intensely competitive industry and any failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

The industry for designing and installing systems for data, voice, video, and telecom is highly competitive, and has few barriers to entry. We can provide no assurance that additional competitors will not enter into the industry. There are other companies that currently offer similar services that have established user bases that are significantly larger than ours, and that have access to greater capital. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our web site and become profitable.

“Penny Stock” Rules may make buying or selling our common stock difficult.

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker- dealers to:

o	Make a suitability determination prior to selling a penny stock to the purchaser;
o	Receive the purchaser’s written consent to the transaction; and
o	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our stock price may decrease due to our market cap based on the future issuances of additional shares of common.

Our Articles of Incorporation authorize the issuance of one hundred and sixty million shares of common stock and ten million shares of preferred, par value $.001. As of February 26, 2008, we had 14,925,000 shares of common stock issued and outstanding. As such, our Board of Directors has the power, without shareholder approval, to issue up to 145,075,000 shares of common stock. The issuance of such shares will dilute the shares held by the current shareholders.

However, our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock and with such relative rights, privileges, preferences and restrictions that the Board may determine. Any issuance of preferred stock will dilute the voting power or other rights of the holders of common stock. If preferred shares are issued it may impact our decision to issue dividends since this may increase the number of dividends that we would be issuing. In addition, it is possible that the Board of Directors may determine that the preferred shares will have rights and preferences, including dividend rights, over the common stockholders.

Table of Contets

Item 2.  Description of Property.

Our executive offices are located at 7415 Sherbrooke St. West, #1 Montreal, Quebec. We believe that this space is adequate to operate our current business and as business warrants we may expand into a larger space. The office space is provided by our CEO at no cost to us.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of February 26, 2008 there were 14,925,000 shares of common stock issued and outstanding, 12,000,000 of which are controlled by Irwin Rapoport, the Company's President.

As of February 26, 2008 there were 41 holders of record of shares of our common stock.

Table of Contets

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Table of Contets

Item 6.   Management’s Discussion and Analysis or Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes included thereto.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

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

Table of Contets

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

Online Product And Service Origination

We intend to complete the development of our corporate website. We have not yet contracted with a web design company.

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

Further Development of Organizational Infrastructure:

We plan to recruit and hire additional networking specialists, create competitive compensation packages, and develop a sales and training program. Organizational infrastructure expenses will initially consist primarily of communication expenses, recruitment of personnel and fees for outside professional advisors and firms. Our ability to develop organization strength will be severely limited if we raise no or nominal funds. During the next twelve months, we anticipate hiring four additional salaried full-time employees, a number of commissioned full-time employees and no part-time employees. The full-time employees would consist of: 1 administrator at $25,000 per year, 2 Sales people at $40,000 per year, plus commission, and 1 technical person at $55,000 per year. We intend to arrange meetings with Wireless Fidelity, and Networking experts that may be interested in joining us. We may utilize the services of staffing and recruiting firms as well. We may also employ individuals whose sole responsibility will be to identify and recruit qualified Wireless Fidelity and Networking specialists. We also intend to selectively advertise in Business, Education and Computer publications to recruit employees. We have budgeted $22,000 over the next twelve months for employee recruiting and training. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. If we are unable to generate sufficient revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, however we may require financing to potentially achieve our goal of profit, revenue and growth. We are seeking equity financing for a total of $250,000-$500,000 to cover our administrative expenses, marketing and expansion. We anticipate that any such financing will be through the sale of shares of our common stock at prices based upon our trading market once such market develops. If we are not able to obtain financing of at least $250,000 it will have a significant impact on our liquidity and ability to proceed with our business expansion plans.

Table of Contets

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

Table of Contets

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

Results of Operation

The Company did not generate any revenues for the year ended December 31, 2007 and generated $10,400 for the year ended December 31, 2006.

Services contributed by shareholder increased by double or $24,000 for the year ended December 31, 2007, as compared to the year ended December 31, 2006 when services contributed by shareholder were $12,000. The increase was because of the addition of another director and shareholder who had also contributed services to the company during the most recent fiscal year. Professional fees include legal and accounting fees and filing fees. There was a $261 gain on foreign exchange for the year ended December 31, 2007 as compared to the year ended December 31, 2006 which was a loss of $343. This was due to having some transactions in Canadian dollars which had for a time become greater in value than US dollars, where during the year ended December 31, 2006 some transactions were in Canadian dollars, resulting in a loss, since at the time, the US dollar was valued higher than the Canadian dollar.

Net loss for the year ended December 31, 2007 was $38,862.  Net loss for the year ended December 31, 2006 was $24,960.  The increase in loss was primarily due to the increase in services contributed by shareholders.

Loss per share was $0.00 for the period ended December 31, 2007, and a loss of $0.00 per share for the period ended December 31, 2006.

Professional fees for the year ended December 31, 2007 were $15,123, as compared to the year ended December 31, 2006 when the professional fees were $6,843. This increase in professional fees during 2007 was due to additional work involved in preparing our interim financial statements.

There were no consulting and contracting expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 when the consulting and contracting was $16,000. The $16,000 expense was related to a specific service provided to a customer during that period in 2006 which did not apply in 2007.

Table of Contets

Liquidity and Capital Resources

As of December 31, 2007, we had working capital deficit of $27,278, compared to the positive working capital position of $4,900 as of December 31, 2006. The decrease is mainly due to increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the year ended December 31, 2007 was $7,129, which was primarily due to the loss for the period.  Cash flows used in operating activities for the year ended December 31, 2006 was $5,176.

Cash flows used in financing activities for the year ended December 31, 2007 was $3,915, consisting primarily of payment of $10,000 for preparation of the SB-2 as well as cash provided by stockholders to fund our operating expenses. Cash flows provided by financing activities for the year ended December 31, 2006 was $1,250, consisting primarily of payment of $10,000 for preparation of the SB-2, offset by proceeds from issuance of capital stock of $11,250.

Going Concern Consideration

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2007, our independent registered accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Table of Contets

Item 7.  Financial Statements

WELLENTECH SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CONTENTS

Report of Independent Registered Accounting Firm                                                          17

Balance Sheets                                                                                                                           18

Statements of Operations                                                                                                         19

Statements of Cash Flows                                                                                                        20

Statement of Changes in Stockholders' Deficit                                                                     21

Notes to Financial Statements                                                                                                 22 - 27

Table of Contets

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Wellentech Services, Inc (A Development Stage Company)

We have audited the accompanying balance sheets of Wellentech Services, Inc (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellentech Services, Inc (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses, negative working capital, and total capital deficiency raise substantial doubt about its ability to continue as a going concern. Note 2 also describes management’s plans to address these financial matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada
February 24, 2008

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
BALANCE SHEETS
As at December 31, 2007

	2007	2006
ASSETS
Current Assets
Cash	$-	$11,044
Other Assets
Deferred offering costs	34,678	14,278
Total Assets	$34,678	$25,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,278	$6,144
Total Liabilities	24,278	6,144

Stockholders' Equity
Common stock	14,925	14,925
Additional paid in capital	58,830	28,745
Deficit accumulated during the development stage	(63,355)	(24,492)
Total Stockholders' Equity	10,400	19,178
Total Liabilities and Stockholders' Equity	$24,278	$25,322

The accompanying notes are an integral part of these financial statements.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 For The Years Ended December 31, 2007 And 2006, And Cumulative From November 7, 2005 (Date Of Inception) Through December 31, 2007

	For The Year Ended 31 December 2007	For The Year Ended 31 December 2006	For The Period From Inception (7 November 2005) to 31 December 2007

REVENUE	$-	$10,400	$16,280
EXPENSES
Services contributed by shareholder	24,000	12,000	36,000
Professional fees	15,123	6,843	23,066
(Gain) loss on foreign exchange	(261)	343	82
Consulting and subcontracting	-	16,000	20,200
Bank charges	-	257	287
	38,862	35,443	79,635
LOSS BEFORE TAXES	(38,862)	(25,043)	(63,355)
INCOME TAX RECOVERY	-	(83)	-
NET LOSS	$(38,862)	$(24,960)	$(63,355)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	14,925,000	14,768,479

The accompanying notes are an integral part of these financial statements.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2007 And 2006, And Cumulative From November 7, 2005 (Date Of Inception) Through December 31, 2007

	For The Year Ended 31 December 2007	For The Year Ended 31 December 2006	For the Period From Inception (7 November 2005) to 31 December 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,862)	$(24,960)	$(63,355)
Adjustment to reconcile net loss to net cash provided by operating activities:
Services contributed by shareholder	24,000	10,320	34,320
Common stock issued for services	-	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	-	5,880	-
Taxes payable	-	(83)	-
Accounts payable and accrued liabilities	7,733	(2,333)	13,878
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,129)	(5,176)	(9,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder contributions	6,085		6,085
Deferred offering costs	(10,000)	(10,000)	(24,278)
Common shares issued for cash	-	11,250	27,350
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,915)	1,250	9,157
NET DECREASE IN CASH	(11,044)	(3,926)	-
CASH, BEGINNING OF YEAR	11,044	14,970	-
CASH, END OF YEAR	$-	$11,044	$-

The accompanying notes are an integral part of these financial statements.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception Through 31 December 2007

	Common Stock		Additional Paid-In	Earnings (Deficit) Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Common shares issued at inception	12,000,000	$12,000	$(11,900)	$-	$100
Common shares issued for cash	1,600,000	1,600	14,400	-	16,000
Net loss	-	-	-	467	467
Balance, 31 December 2005	13,600,000	13,600	2,500	467	16,567
Common shares issued for cash	1,125,000	1,125	10,125	-	11,250
Common shares issued for services	200,000	200	5,800	-	6,000
Services contributed by shareholder	-	-	10,320	-	10,320
Net loss	-	-	-	(24,960)	(24,960)
Balance, 31 December 2006	14,925,000	14,925	28,745	(24,493)	19,177
Stockholder contributions	-	-	6,085	-	6,085
Services contributed by shareholder	-	-	24,000	-	24,000
Net loss	-	-	-	(38,862)	(38,862)
Balance, 31, December 2007	14,925,000	$14,925	$58,830	(63,355)	10,400

The accompanying notes are an integral part of these financial statements.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 December 2007 and 2006

1.	ORGANIZATION AND NATURE OF BUSINESS

Wellentech Services, Inc., a development stage company, (the "Company"), was incorporated on 7 November 2005, under the laws of the State of Nevada.  The Company is a development stage product and services company that designs and installs systems for data, voice, video, and telecommunication.  The Company offers expertise in the wired networking infrastructure industry.  The Company can design, manage, install, and service customers with the same processes, personnel and management.  In addition, the Company purchases and resells products such as network routers, cable, software and video equipment that are involved in project installations.

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

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 December 2007 and 2006

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the company are in accordance with United States of America generally accepted accounting principles.  Outlined below are those policies considered particularly significant:

Organization and Start Up Costs

Costs of start up activities, including organization costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of 31 December 2007, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

Fair Value of Financial Instruments

The carrying value of the Company's accounts payable approximates fair value because of the short-term maturity of these instruments.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended 31 December 2007 or 2006.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 December 2007 and 2006

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 December 2007 and 2006

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 December 2007 and 2006

5.	CAPITAL STOCK

Authorized
160,000,000 common shares, par value $0.001 per share

                                                                                                                   2007                        2006
Issued
14,925,000 common stock                                                                     $ 14,925                $ 14,925

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

On 7 November 2005, the Company issued 12,000,000 shares of common stock to the CEO for cash paid on incorporation expenses.

During November and December 2005, the Company issued an additional 1,600,000 shares of common stock to various individuals for cash proceeds of $16,000 or $0.01 per share.

In January 2006, the Company cancelled 10,000 shares of common stock and proceeds of $100 were refunded.

In January 2006, the Company issued 1,125,000 shares of common stock to various individuals for cash proceeds of $11,250.

On 2 July 2006, the Company issued 200,000 shares of common stock for consulting services rendered to two individuals. The shares have been valued at the fair market value of the services received by the Company of $6,000 and are reported in the Statement of Operations under consultants and subcontracting. The fair value of services received is the amount that these individuals have billed to the Company which is based on hourly rates that these individuals normally charge in providing similar services.

Table of Contets

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 December 2007 and 2006

6.     INCOME TAXES

Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

As at 31 December 2007, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 December 2007 and since inception, there was no interest or taxes paid by the Company.

8.     RELATED PARTY TRANSACTIONS

On November 7, 2005, we issued a total of 12,000,000 shares worth $120,000 to Irwin Rapoport for services rendered as our founder with respect to the incorporation and set-up of Wellentech.  Such shares wwere issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.  Mr. Rapoport is deemed our founder and promoter.

On June 6, 2006, we issued 100,000 shares to Jim Beatty for services as a director.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securitiess Act of 1933.

The office space for Wellentech is provided by our CEO at no cost to us.  Oour executive offices are located at 7415 Sherbrooke St. West, #1 Montreal, Quebec.  We believe that this space is adequate to operate our current business.

Table of Contets

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.   Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 8B.   Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Officers

Our executive officers and directors and their respective ages are as follows:

Name                              Age                  Position
Irwin Rapoport                44                   President/CEO/Director
Jim Beatty                        63                    Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the names of our directors and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Table of Contets

Irwin Rapoport, President and Chairman:

Irwin Rapoport was appointed as our President, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors as of November 7, 2005. Mr. Rapoport brings several years of experience in journalism and writing. For the past 10 years, Mr. Rapoport has been an independent writer and has covered a variety of subjects for various publications and newspapers, with a focus on construction, architecture and business affairs.  His publications have appeared with the most frequency in The Suburban (2001-2003), and The Daily Commercial News and Construction Record (2003 -) In addition to journalism, Mr. Rapoport  provides editorial comment for and public relations for various organizations, including the English Montreal School Board. Wellentech will be Mr. Rapoport’s first venture in the product and services industry.

Jim Beatty, Director:

Jim Beatty was appointed to our Board of Directors on May 30, 2006. He founded Trinity Capital Corporation in 1982 and Trinity Capital Securities Limited in 1988. Trinity Capital is an independent Merchant Bank located in Toronto, focusing on providing growth capital to small and medium sized companies in Southern Ontario. Providing capital along with other key elements such as management enhancement, strategic planning and implementation, and responsible corporate governance are Trinity’s areas of expertise which allow organizations to grow.

Mr. Beatty has over thirty years experience in the investment industry and for the past twenty plus years has focused on the financing and development of small and medium sized enterprises. Mr. Beatty has sat on over 30 public company boards in both Canada and the United States. For many of these companies he has chaired the Audit Committee or the Compensation Committee, since general administration for companies is his area of expertise.. Since 1997, Mr. Beatty is currently has acted as a director for Iatra Life Sciences Corporation In., a Canadian company dedicated to the acquisition, development and commercialization of promising and unique diagnostic, medical and health-related technologies throughout the world. Since 2001 Mr. Beatty has acted as a director for Genetic Diagnostics, which licenses and continues to further develop a revolutionary diagnostic platform that it intends to commercialize in Canada and the United States.

Wellentech will represent Mr. Beatty’s only involvement with a company that designs and installs systems for data, voice, video and telecom.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16a of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer.  This Code of Ethics is filed herewith as an exhibit.

Table of Contets

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Irwin Rapoport	2006	$0	0	0	$0	0	0	0	$0
President, Chief Executive Officer and Director	2007	$0	0	0	0	0	0	0)	$0

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table from January 1, 2007 through December 31, 2007.  Warrants were granted to the executive officer in 2006, however the same have been returned to the corporation unexercised, and have been terminated.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2007, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Table of Contets

Employment Agreement

None.

Compensation Directors

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jim Beatty, Chairman of the Board of Directors (1)	2007

(1) Although Jim Beatty has not received any compensation in conjunction with his service as Chairman of the Company’s Board of Directors on June 15, 2006, we issued 100,000 shares to Jim Beatty for consulting services rendered to us.  These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of December 31, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our director, and (iii) by our sole officer and director as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Irwin Rapoport 7415 Sherbrooke St. West, #1 Montreal, Quebec, Canada H4B 1S2	12,000,000	80.40%

Common Stock	Jim Beatty 7415 Sherbrooke St. West, #1 Montreal, Quebec, Canada H4B 1S2	100,000	0.67%

Common Stock	All executive officers and directors as a group	12,100,000	81.07%

(1)	The percent of class is based 14,925,000 shares of our common stock issued and outstanding as of December 31, 2007.

Changes in Control

There are no arrangements which may result in a change in control of us

ITEM 12.   Certain Relationships and Related Transactions.

No disclosure necessary.

ITEM 13.   Exhibits and Reports on Form 8K.

a)           Exhibits

3.1	(i) Articles of Incorporation	(1)
3.2	(ii) Bylaws.	(1)
14.1	Code of Ethics
16.1	Letter re: change in certifying accountant.	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certifications
	(i) Certification of Irwin Rapoport
32.2	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As
	Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
	(i) Certification of Irwin Rapoport

(1)           filed as an exhibit to the Form SB-2 filed with the SEC on January 26, 2007
(2)           These items have been previously filed

b)           Reports on Form 8-K

Form 8-K Filed on October 29, 2007 reporting change of name of the company’s accounting firm.

Table of Contets

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 were $13,000 and $8,340 respectively.

Audit Related Fees
The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees
The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees
The Company incurred no other fees during the last two fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Table of Contets

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No disclosure necessary.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLENTECH SERVICES, INC.
Registrant

Date:      March 31, 2008

By:	/s/ Irwin Rapoport
Irwin Rapoport
President, Chief Executive Officer,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Irwin Rapoport Irwin Rapoport	Chief Executive Officer	March 31, 2008