Form 10-Q
period 2008-03-31
WELLENTECH SERVICES INC
filed 2008-05-14
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  333-140236

WELLENTECH SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May15, 2008:  14,925,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes     ☐ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

WELLENTECH SERVICES INC.
(A Development Stage Company)

BALANCE SHEETS

	31 March 2008 (Unaudited)	31 December 2008 (Audited)
ASSETS
Current Assets
Cash	$-	$-

Other Assets
Deferred offering costs	34,678	34,678

Total Assets	$34,678	$34,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$31,414	$24,277

Total Liabilities	31,414	24,277

Stockholders' Equity
Common stock	14,925	14,925
Additional paid-in capital	64,831	58,830
Deficit accumulated during the development stage	(76,492)	(63,355)

Total Stockholders' Equity	3,264	10,400

Total Liabilities and Stockholders' Equity	$34,678	$34,678

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 31 March 2008	Three Months Ended 31 March 2007	For The Period From Inception to 31 March 2008
REVENUE	$-	$-	$16,280
EXPENSES
Professional fees	7,137	4,045	30,203
Services contributed by shareholder	6,000	6,000	42,000
Loss on foreign exchange	-	-	82
Consulting and sub-contracting	-	-	20,200
Bank charges	-	-	287
	13,137	10,045	92,772

NET LOSS	$(13,137)	$(10,045)	$(49,850)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	14,925,000	14,925,000

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 March 2008	Three Months Ended 31 March 2007	For The Period From Inception to 31 March 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,137)	$(10,045)	$(76,492)

Adjustment to reconcile net loss to net cash provided by operating activities:
Services contributed by shareholder	6,000	6,000	40,320
Common stock issued for services	-	-	6,000

Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Taxes payable	-	-	-
Accounts payable and accrued liabilities	7,137	3,449	31,415

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	-	(596)	1,243

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder contributions	-	696	6,085
Deferred offering costs	-	(10,000)	(34,278)
Common shares issued for cash	-	-	27,350

CASH FLOWS USED IN FINANCING ACTIVITIES	-	(9,304)	(1,243)

NET DECREASE IN CASH	-	(9,900)	-

CASH, BEGINNING OF PERIOD	-	11,044	-

CASH, END OF PERIOD	$-	$1,144	$-

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 March 2008

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
31 March 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.  There have been no significant changes of accounting policy since 31 December 2007. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of 31 March 2008, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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
31 March 2008

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The Company did not generate any revenues for the three months ended March 31, 2008 and for the three months ended March 31, 2007.

Services contributed by shareholder remained the same with $6,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Professional fees include legal and accounting fees and filing fees for the SB-2. Professional fees increased to $7,137 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 which were $4,045.

Net loss for the three months ended March 31, 2008 was $13,137.  Net loss for the three months ended March 31, 2007 was $10,045.  The increase in loss was primarily due to the increase in Professional fees.
Loss per share was $0.00 for the period ended March 31, 2008, and a loss of $0.00 per share for the period ended March 31, 2007.

There were no gain on foreign exchange, consulting and contracting, or bank charges expenses for the three months ended March 31, 2008 and the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a working capital deficiency of $31,414, which represented a working capital decrease of $7,137 as compared to the working capital deficiency position of $24,277 as of December 31, 2008. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

There were no cash flows used in operating activities for the three month period ended March 31, 2008.  Cash flows used in operating activities for the three month period ended March 31, 2007 was $596.
There were no cash flows used in financing activities for the three month period ended March 31, 2008. Cash flows provided by financing activities for the three month period ended March 31, 2007 was $9,304, consisting primarily of payment of $10,000 for preparation of the SB-2, offset by proceeds from stockholder contributions of $696.

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

INCOME TAXES

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of March 31, 2008, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “2007 Form 10-KSB”). There have been no material changes in our existing accounting policies from the disclosures included in our 2007 Form 10-KSB.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action towards the Company has been threatened.

Item 2.    Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, March 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

 (A)            Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLENTECH SERVICES, INC.
Registrant

Date: May 14, 2008	By: /s/ Irwin Rapoport
Irwin Rapoport
President, Chief Executive Officer, Principal Accounting Officerand Director