Form 10-Q/A
period 2008-03-31
WELLENTECH SERVICES INC
filed 2008-06-02
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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
Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2008:  14,925,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No  ☒

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

WELLENTECH SERVICES, INC.
Registrant

Date: June 2 , 2008	By: /s/ Irwin Rapoport
Irwin Rapoport
President, Chief Executive Officer, Principal Accounting Officerand Director