Form 10-Q
period 2008-06-30
WELLENTECH SERVICES INC
filed 2008-08-14
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May15, 2008:  14,925,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

WELLENTECH SERVICES INC.
(A Development Stage Company)

BALANCE SHEETS

	30 June 2008 (Unaudited)	31 December 2007 (Audited)
ASSETS
Current Assets
Cash	$-	$-

Other Assets
Deferred offering costs	34,678	34,678

Total Assets	$34,678	$34,678

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$36,452	$24,277

Total Liabilities	36,452	24,277

Stockholders' Deficit
Common stock	14,925	14,925
Additional paid-in capital	72,831	58,830
Deficit accumulated during the development stage	(89,530)	(63,355)

Total Stockholders' Deficit	(1,774)	10,400

Total Liabilities and Stockholders' Deficit	$34,678	$34,678

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 30 June 2008	Three Months Ended 30 June 2007	For The Period From Inception to 30 June 2008
REVENUE	$-	$-	$16,280
EXPENSES
Professional fees	7,038	1,182	37,241
Services contributed by shareholder	6,000	6,000	48,000
Loss on foreign exchange	-	-	82
Consulting and sub-contracting	-	-	20,200
Bank charges	-	-	287
	13,038	7,182	105,810

NET LOSS	$(13,038)	$(7,182)	$(89,530)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	14,925,000	14,925,000

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended 30 June 2008	Six Months Ended 30 June 2007
REVENUE	$-	$-
EXPENSES
Professional fees	14,175	5,227
Services contributed by shareholder	12,000	12,000
Loss on foreign exchange	-	-
Consulting and sub-contracting	-	-
Bank charges	-	-
	26,175	17,227

NET LOSS	$(26,175)	$(17,227)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	14,925,000	14,925,000

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended 30 June 2008	Six Months Ended 30 June 2007	For The Period From Inception to 30 June 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,175)	$(17,227)	$(89,530)

Adjustment to reconcile net loss to net cash provided by operating activities:
Services contributed by shareholder	12,000	12,000	46,320
Common stock issued for services	-	-	6,000

Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Taxes payable	-	-	-
Accounts payable and accrued liabilities	12,175	4,031	36,452

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,000)	(1,196)	(758)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder contributions	2,000	696	8,086
Deferred offering costs	-	(10,000)	(34,278)
Common shares issued for cash	-	-	27,350

CASH FLOWS USED IN FINANCING ACTIVITIES	2,000	(9,304)	758

NET DECREASE IN CASH	-	(10,500)	-

CASH, BEGINNING OF PERIOD	-	11,044	-

CASH, END OF PERIOD	$-	$544	$-

The accompanying notes are an integral part to these financial statements.

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 June 2008

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
30 June 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.  There have been no significant changes of accounting policy since 31 December 2007. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of 30 June 2008, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104").  SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

The Company currently has one revenue stream which is providing information technology consulting services.  These revenues are recognized on completion of the services rendered.  The customers are billed on completion and are due on receipt.

WELLENTECH SERVICES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 June 2008

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The Company did not generate any revenues for the three and six months ended June 30, 2008 and for the three months and six ended June 30, 2007.

Services contributed by shareholder remained the same with $6,000 and $12,000 for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. Professional fees include legal and accounting fees and filing fees. Professional fees increased to $7,038 and $14,175 for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007 which were $1,182 and $5,227, respectively.

Net loss for the three and six months ended June 30, 2008 was $13,038 and 26,175, respectively.  Net loss for the three and six months ended June 30, 2007 was $7,182 and $17,227 respectively.  The increase in loss was primarily due to the increase in Professional fees.

Loss per share was $0.00 for the period ended June 30, 2008, and a loss of $0.00 per share for the period ended June 30, 2007.

There were no gain on foreign exchange, consulting and contracting, or bank charges expenses for the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had a working capital deficiency of $36,452, which represented a working capital decrease of $12,175 as compared to the working capital deficiency position of $24,277 as of December 31, 2008. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

There were no cash flows used in operating activities for the six month period ended June 30, 2008.  Cash flows used in operating activities for the six month period ended June 30, 2007 was $1,196.

Cash flows used in financing activities for the six month period ended June 30, 2008 was $2,000, which was primarily due to stockholder contributions. Cash flows provided by financing activities for the six month period ended June 30, 2007 was $9,304, consisting primarily of payment of $10,000 for preparation of the SB-2, offset by proceeds from stockholder contributions of $696.

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

INCOME TAXES

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of June 30, 2008, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

Item 1A. Risk Factors.

None.

Item 2.    Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, June 30, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(A)            Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K

Form 8-K Filed on June 26, 2008 reporting change appointment of new officer.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLENTECH SERVICES, INC.
Registrant

Date: August 14, 2008	By: /s/ Irwin Rapoport
Irwin Rapoport
President, Chief Executive Officer, Principal Accounting Officer and Director