Form 10-Q
period 2008-09-30
Implex Corp
filed 2008-12-19
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  333-140236

IMPLEX CORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

131 COURT STREET, #11
EXETER, NEW HAMPSHIRE 03833
(Address of Principal Executive Offices)

(603) 778-9910
(Issuer’s telephone number)

WELLENTECH SERVICES, INC.
7415 Sherbrooke St. West, #1
Montreal, Quebec, Canada H4B 1S2
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 18, 2008:  29,860,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

IMPLEX CORPORATION (formerly Wellentech Services, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	30 September 2008 (Unaudited)	31 December 2007 (Audited)
ASSETS
Current Assets
Cash	$-	$-

Other Assets
Deferred offering costs	34,678	34,678

Total Assets	$34,678	$34,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$65,073	$24,278

Total Liabilities	65,073	24,278

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, none authorized	-	-
Common stock, $0.001 par value, 160,000,000 authorized, 29,860,000 issued and outstanding	29,860	29,850
Additional paid-in capital	76,386	43,905
Deficit accumulated during the development stage	(136,641)	(63,355)

Total Stockholders' (Deficit) Equity	(30,395)	10,400

Total Liabilities and Stockholders' (Deficit) Equity	$34,678	$34,678

The accompanying notes are an integral part to these financial statements.

IMPLEX CORPORATION (formerly Wellentech Services, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 30 September 2008	Three Months Ended 30 September 2007	For The Period From Inception to 30 September 2008
REVENUE	$-	$-	$16,280
EXPENSES
Professional fees	30,794	2,392	68,035
Services contributed by shareholder	16,000	6,000	64,000
(Gain) loss on foreign exchange	-	(261)	82
Consulting and sub-contracting	-	-	20,200
Bank charges	317	-	604
	47,111	8,131	152,921

NET LOSS	$(47,111)	$(8,131)	$(136,641)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,860,000	29,850,000

The accompanying notes are an integral part to these financial statements.

IMPLEX CORPORATION (formerly Wellentech Services, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended 30 September 2008	Nine Months Ended 30 September 2007
REVENUE	$-	$-
EXPENSES
Professional fees	44,969	7,619
Services contributed by shareholder	28,000	18,000
Interest	317	-
Gain on foreign exchange	-	(261)
Consulting and sub-contracting	-	-
Bank charges	-	-
	73,286	25,358

NET LOSS	$(73,286)	$(25,358)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,860,000	29,850,000

The accompanying notes are an integral part to these financial statements.

IMPLEX CORPORATION (formerly Wellentech Services, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 30 September 2008	Nine Months Ended 30 September 2007	For The Period From Inception to 30 September 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,286)	$(25,358)	$(136,641)

Adjustment to reconcile net loss to net cash provided by operating activities:
Services contributed by shareholder	28,000	18,000	62,320
Common stock issued for services and interest	317	-	6,317

Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Taxes payable	-	-	-
Accounts payable and accrued liabilities	40, 795	1,423	65,073

NET CASH USED IN OPERATING ACTIVITIES	(4,174)	(5,935)	(2,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder contributions	4,174	5,435	10,259
Deferred offering costs	-	(10,000)	(34,678)
Common shares issued for cash	-	-	27,350

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,174	(4,565)	2,931

NET DECREASE IN CASH	-	(10,500)	-

CASH, BEGINNING OF PERIOD	-	11,044	-

CASH, END OF PERIOD	$-	$544	$-

The accompanying notes are an integral part to these financial statements.

MPLEX CORPORATION (formerly Wellentech Services, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 September 2008

1.	ORGANIZATION AND NATURE OF BUSINESS

Implex Corporation (the "Company"), was incorporated on 7 November 2005, under the laws of the State of Nevada as Wellentech Services, Inc. and changed its name to Implex Corporation on 29 September 2008.  The Company is a development stage company, structured as a holding company, engaged in the acquiring, financing, mentoring and spinning-off of mezzanine stage companies.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.  There have been no significant changes of accounting policy since 31 December 2007. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-KSB for the fiscal year ended 31 December 2007, as filed with the Securities and Exchange Commission.

IMPLEX CORPORATION (formerly Wellentech Services, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 September 2008

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Stock Based Compensation

In Decemeber 2004, the Financial Accounting Standard Board ("FASB") issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R). SFAS No. 123R establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the statement of operations. SFAS 160 is effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3").  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008. Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In  May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of  non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is  effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows

IMPLEX CORPORATION (formerly Wellentech Services, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
30 September 2008

5.	CAPITAL STOCK

On 3 September 2008, the Company’s board of directors declared a two-for-one forward stock split on the shares of the Company’s common stock. Each shareholder of record on 3 September 2008 received two additional shares of common stock for each share of common stock then held. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, common stock, additional paid-in capital and stock option data of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all periods presented.

On 29 September 2008, the Company’s articles of incorporation were amended with the following changes: the authorized capital structure has been changed from only common stock to one with both preferred stock and common stock. The Company was previously authorized to issue 160,000,000 shares of common stock having a par value of $.001 per share.  This has been changed to the authorization to issue 100,000,000 shares of preferred stock having a par value of $.001 per share and 100,000,000 shares of common stock also having a par value of $.001 per share.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the three months ended 30 September 2008, the Company issued 10,000 shares of common stock for interest. The shares were valued at the value of the services provided which was determined to be $317 in interest expense.

6.	STOCK OPTION PLAN

On 25 August 2008 the Company’s board of directors adopted a 2008 Employees Compensation and Stock Option Plan, permitting the issuance of shares or of common stock purchase warrants, and a 2008 Stock Option Plan, permitting the issuance of both qualified and non-qualified stock options. For the period from 7 November 2005 (inception) to 30 September 2008, the Company has not issued any stock or stock options to employees under these plans.

7.	RELATED PARTY TRANSACTIONS

For the three and nine months ended 30 September 2008 and 2007 and from inception to 30 September 2008, the Company's directors and stockholders have devoted time to the development of the Company. Compensation expense totaling $28,000, $18,000 and $64,000 has been recorded for these periods, respectively. In addition, these stockholders have contributed cash of $4,174, $5,435 and $10,260 for the three and nine months ended 30 September 2008 and 2007 and from inception to 30 September 2008, respectively. These directors and stockholders have waived reimbursement and have considered these services and cash contributions as an addition to additional paid-in capital. Accordingly, the contributions have been recorded as additional paid-in capital.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 30 September 2008, the Company issued 10,000 shares of common stock for services. The shares were valued at the value of the services provided which was determined to be $317 in interest expense.

No interest or taxes were paid by the Company for the three and nine months ended 30 September 2008 and 2007 and from inception to 30 September 2008.

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

Implex Corporation (“Implex”) was incorporated on November 7, 2005 under the laws of the State of Nevada as Wellentech Services, Inc. and changed its name to Implex Corporation on September 29, 2008. The Company was orginally organized to design and install systems for data, voice, video and telephonic communications.  To date, however, the Company has had minimal success in obtaining contracts, has raised only minimal seed capital, and lacks the business, on the one hand, to attract additional financing, and lacks the financing, on the other hand, to expand its current business activities.  Given the substantial competition in its current business field, the Company’s Board of Directors has decided to pursue an alternative business plan.

On August 25, 2008 the Board of Directors approved the acquisition of a business plan and concept proposed by Richard C. Fox, a business attorney, as discussed below under New Operations of Implex. To accomplish the acquisition of the business plan and concept, the Company’s President and majority shareholder, Irwin Rapoport, transferred 11,500,000 of the shares of common stock of the Company owned by him to Mr. Fox.  The effect is that the Company has not paid directly for the acquired business plan and concept.  The Company has concluded that since the required financing required to execute the new the business plan has not been received, and in substance this is a related party transaction, no value has been assigned to the business plan.

New Operations of Implex

Implex is a holding company which (1) acquires mezzanine-stage companies, (2) provides structured funding to the portfolio companies based upon the meeting of intermediate goals and (3) provides business and management guidance and mentoring to assist in the growth of the portfolio companies, and (4) spins-off the portfolio companies as stand-alone public companies when they reach the desired level of maturity.

Implex is structured to be a holding company with 100%-owned subsidiaries. Implex acquires its portfolio companies by issuing, to the original owners at the time of the acquisition, shares of Implex convertible preferred stock which convert back into shares of the portfolio company at the time of the spin-off.  That is the original owner’s protection, while their company is an Implex portfolio company, that they will receive their correct percentage of their company at the time of the spin-off.

During the period that a portfolio company is being funded, the Implex funding is made as a series of loans, collateralized by the assets of the portfolio company.  Additional funding is advanced upon accomplishment of pre-agreed interim benchmarks or goals.  These advances are the primary basis for Implex’s return as a percentage of the portfolio company at the time of its spin-off.  Implex will issue its convertible preferred stock, convertible into shares of the portfolio company at the time of the spin-off, if an outside, third-party investment is in the form of equity, which will be advanced to the portfolio company as additional Implex debt.  If a portfolio company obtains debt investments from outside, third-parties, the portfolio company will issue its own debt instruments, subordinated to the debt to Implex.

At the time of the spin-off, Implex receives its formula-calculated percentage off of the top. The spin-off is accomplished by Implex issuing, to its own shareholders, a portion of the shares received by it, with other shares being sold into the market to replenish Implex’s capital account.  Shares owed to outside, third-party equity investors will be distributed by Implex as required.
Second, other lenders and investors, if any, get the number of shares which their investment documents entitle them to.  This would include outside, third-party debt investors who loaned directly to the portfolio company and received convertible debt instruments. Third, management gets the number of shares, if any, which their employment agreements, stock options, etc. entitle them to. Fourth, the original owners of the company receive all of the shares which are left.

Business Division

The business of “Wellentech” remains as a division of Implex. The division is a separate business that designs and installs systems for data, voice, video and telecom including Wireless Fidelity, or Wi-Fi, with the deployment of a fixed Wireless Local Area Network. This division’s management believes that it can integrate superior solutions across a vast majority of communication requirements. We intend to earn revenue for rendering services which will include; (i) the installation of data, voice, video and telecom networks; (ii) the sale of networking products that are installed and (iii) consulting services in the assessment of existing networks.

With its expertise in the wired networking infrastructure industry; we can design, manage, install and service our wireless customers with the same processes, personnel and management. As well as the services we provide, we purchase and resell products such as networking routers, cable, software and video equipment that are involved in our project installations. We purchase our products from various distributors. In the event that any of these distributors cease operations, our business would not be adversely affected because these products are readily available from multiple distributors locally, regionally or nationally.

Employees, Officers and Directors

Presently, the Company continues to have one employee, a single officer, and two directors.  Prior to August 25, 2008 the sole employee and sole director was Irwin Rapoport and the two directors were James D. Beatty and Irwin Rapoport.  On August 25, 2008 the Company, with the support of Mr. Rapoport, entered into an arrangement with Richard C. Fox, whereby Mr. Fox (1) assigned a certain business concept and business plan to the Company, (2) became a director and the sole officer, in replacement of Mr. Rapoport, and (3) became an employee under a certain Employment Agreement.  At the present time, Mr. Fox remains the sole officer and the sole employee, while Mr. Fox and Mr. Beatty remain as the two directors.

Under his employment agreement, Mr. Fox is to be paid $20,000 per month for legal services for the period September 1, 2008 to December 31, 2008.  On January 1, 2009 Mr. Fox was to begin being compensated at the same rate as Chief Executive Officer, but with the compensation deferred until the required in financing is raised.  Mr. Fox provided substantial legal services during the period for the month of September 2008 covering the various corporate, corporate governance, securities law filings, and financing negotiation matters.  The financing negotiations were completed and all related documents were agreed upon and executed by the Company by September 29, 2008.  However, due to US economic conditions, the closing of the financing was delayed and finally the financing entity determined that it could not proceed.  As a result, the Company accrued the $20,000 owing to Mr. Fox for the month of September and  Mr. Fox waived any other compensation for the balance of 2008, for which period Mr. Fox is contributing his services.  The employment agreement remains in effect pending the securing of financing.

Also on August 25, 2008 the Company adopted a plan for the compensation of directors.  Under the plan, the Chairman of the Board was to have received, in shares, the equivalent of $6,000 per month, the Vice-Chairman was to have received, in shares, the equivalent of $5,500 per month, and the remainder of the directors were to have received, in shares the equivalent of $5,000 per month.  The shares issued as compensation were to have been valued at $5.00 per share pending a public market for them, after which the value would be 85% of the average Closing price of the stock for the preceding month.  Because the anticipated financing did not close, Messrs. Beatty and Fox have waived all compensation under the plan and are contributing their services as directors.  The plan remains in place pending further developments.

Also on August 25, 2008 the Company adopted The 2008 Employees Compensation and Stock Option Plan and The 2008 Stock Option Plan.  As of December 17, 2008, no shares or stock options have been granted under the first plan and no options have been granted under the second plan.

From time to time, we may employ additional independent contractors to support our development, marketing, sales, support and administrative organization. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company did not generate any revenues for the three and nine months ended September 30, 2008 and for the three months and nine months ended September 30, 2007.

Services contributed by shareholder were $16,000 and $28,000 for the three and nine months ended September 30, 2008, respectively, as compared to $6,000 and $18,000 the three and nine months ended September 30, 2007. Professional fees include legal and accounting fees and filing fees. Professional fees increased to $30,794 and $44,969 for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007 which were $2,392 and $7,619, respectively. The increase in professional fees were mainly from $20,000 owed to Richard Fox for legal services provided to the Company for the month of September 2008.

Net loss for the three and nine months ended September 30, 2008 was $47,111 and $73,286, respectively.  Net loss for the three and nine months ended September 30, 2007 was $8,131 and $25,358 respectively.  The increase in loss was primarily due to the increase in professional fees.

Loss per share was $0.00 for the period ended September 30, 2008, and a loss of $0.00 per share for the period ended September 30, 2007.

There were no gain on foreign exchange for the three month and nine months ended September 30, 2008 and $261 for the three month and nine months ended September 30, 2007.

There were no consulting and contracting expenses for the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a working capital deficiency of $65,073, which represented a working capital decrease of $40,796 as compared to the working capital deficiency position of $24,277 as of December 31, 2007. The decrease is mainly due to the increase of our accounts payable and accrued liabilites. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the nine month period ended September 30, 2008 was $4,174.  Cash flows used in operating activities for the nine month period ended September 30, 2007 was $5,935.

Cash flows provided by financing activities for the nine month period ended September 30, 2008 was $4,174, which was due to stockholder contributions. Cash flows provided by financing activities for the nine month period ended September 30, 2007 was $4,565, consisting primarily of payment of $10,000 for preparation of the SB-2, offset by proceeds from stockholder contributions of $5,435.

During September 2008, Mr. Fox was negotiating financing of $500,000 with a financing source and the various legal documents for the agreed financing transaction were drafted, executed by the Company (and Messrs. Beatty and Fox, as required), and escrowed with the law firm representing the fund by September 29, 2008.  However, due to the deteriorating economic conditions and the withdrawal demands made by the investors, the financing source concluded that they could not proceed.  The lack of this financing has prevented the Company from proceeding with various portfolio acquisitions which had been under discussion and negotiation.

The Company continues to seek alternative financings, including a Regulation S offering in Europe.  However, as of December 17, 2008 there are no agreements or understandings in place and the Company’s working capital deficit continues.  The Company is continuing its discussions with potential portfolio companies which would not require an immediate infusion of capital, but again there are no agreements or understandings in place.

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

INCOME TAXES

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of September 30, 2008, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.    Changes in Securities.

On September 3, 2008, the Company’s board of directors declared a two-for-one forward stock split on the shares of the Company’s common stock. Each shareholder of record on September 3, 2008 received two additional shares of common stock for each share of common stock then held. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, common stock, additional paid-in capital and stock option data of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all periods presented.

On September 29, 2008, the Company’s articles of incorporation were amended with the following changes: the authorized capital structure has been changed from only common stock to one with both preferred stock and common stock. The Company was previously authorized to issue 160,000,000 shares of common stock having a par value of $.001 per share.  This has been changed to the authorization to issue 100,000,000 shares of preferred stock having a par value of $.001 per share and 100,000,000 shares of common stock also having a par value of $.001 per share.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

On August 25, 2008, the holders of a majority in interest of the voting power of the Company's common stock adopted various resolutions in lieu of a special meeting.  The resolution were adopted by 12,000,000 votes out of 14,925,000 (80.4%) and related to Amending and Restating the Articles of Incorporation and the approval of The 2008 Employees Compensation and Stock Option Plan and The 2008 Stock Option Plan.  An Information Statement was mailed to all shareholders on or about September 5, 2008.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

 (A)            Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K

Form 8-K Filed on August 28, 2008 reporting:

(a)	change the name of the corporation;

(b)	change the authorized capital stock, with the addition of authorization for preferred stock as well as a reduction in the number of authorized shares of common stock;

(c)	amend the purposes of the corporation;

(d)	add provisions governing the Board of Directors;

(e)	add a provision limiting the liability of directors;

(f)	permitting the votes of interested directors to be counted in certain transactions;

(g)	add a provision for the indemnification of officers and directors; and

(h)	add a provision permitting the Board of Directors to approve future stock splits without a vote of the stockholders without affecting the authorized capital stock.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

IMPLEX CORPORATION
Registrant

Date: December 19, 2008	By: /s/ Richard C. Fox
Richard C. Fox
President, Chief Executive Officer, Principal Accounting Officer and Director