Form 10-K
period 2008-12-31
Consorteum Holdings, Inc.
filed 2009-04-14
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  333-140236

CONSORTEUM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 COURT STREET, #11
EXETER, NEW HAMPSHIRE 03833
(Address of Principal Executive Offices)

(603) 778-9910
(Registrant’s telephone number including area code)

IMPLEX CORPORATION
131 Court Street, # 11
Exeter,  New Hampshire 03833
 (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

(Title of class)
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [_] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [_] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer [_] Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

The aggregate market value of registrant's common stock held by non-affiliates at March 26, 2009 was approximately $68,500.00. As of March 26, 2009 there were 29,860,000 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

ITEM 1.    Description of Business.

General

Consorteum Holdings, Inc. (formerly, Implex Corporation and prior thereto Wellentech Services, Inc.  and hereinafter “Consorteum” or the “Company”) was incorporated on November 7, 2005 under the laws of the State of Nevada.

Consorteum is a holding company which (1) acquires mezzanine-stage companies, (2) provides structured funding to the portfolio companies based upon the meeting of intermediate goals and (3) provides business and management guidance and mentoring to assist in the growth of the portfolio companies, and (4) spins-off the portfolio companies as stand-alone public companies when they reach the desired level of maturity.

Consorteum is structured to be a holding company with 100%-owned subsidiaries. Consorteum acquires its portfolio companies by issuing, to the original owners at the time of the acquisition, shares of Consorteum convertible preferred stock which convert back into shares of the portfolio company at the time of the spin-off.  That is the original owner’s protection, while their company is a Consorteum portfolio company, that they will receive their correct percentage of their company at the time of the spin-off.

During the period that a portfolio company is being funded, the Consorteum funding is made as a series of loans, collateralized by the assets of the portfolio company.  Additional funding is advanced upon accomplishment of pre-agreed interim benchmarks or goals.  These advances are the primary basis for Implex’s return as a percentage of the portfolio company at the time of its spin-off.  Consorteum will issue its convertible preferred stock, convertible into shares of the portfolio company at the time of the spin-off, if an outside, third-party investment is in the form of equity, which will be advanced to the portfolio company as additional Consorteum debt.  If a portfolio company obtains debt investments from outside, third-parties, the portfolio company will issue its own debt instruments, subordinated to the debt to Implex.

At the time of the spin-off, Consorteum receives its formula-calculated percentage off of the top. The spin-off is accomplished by Consorteum issuing, to its own shareholders, a portion of the shares received by it, with other shares being sold into the market to replenish Consorteum’s capital account.  Shares owed to outside, third-party equity investors will be distributed by Consorteum as required.

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

Business Division

The business of “Wellentech” remains as a division of Consorteum. The division is a separate business that designs and installs systems for data, voice, video and telecom including Wireless Fidelity, or Wi-Fi, with the deployment of a fixed Wireless Local Area Network. This division’s management believes that it can integrate superior solutions across a vast majority of communication requirements. We intend to earn revenue for rendering services which will include; (i) the installation of data, voice, video and telecom networks; (ii) the sale of networking products that are installed and (iii) consulting services in the assessment of existing networks.

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

Under his employment agreement, Mr. Fox is to be paid $20,000 per month for legal services for the period September 1, 2008 to December 31, 2008.  On January 1, 2009 Mr. Fox was to begin being compensated at the same rate as Chief Executive Officer, but with the compensation deferred until the required amount of financing is raised.  Mr. Fox provided substantial legal services during the period for the month of September 2008 covering the various corporate, corporate governance, securities law filings, and financing negotiation matters.  The financing negotiations were completed and all related documents were agreed upon and executed by the Company by September 29, 2008.  However, due to US economic conditions, the closing of the financing was delayed and finally the financing entity determined that it could not proceed.  As a result, the Company accrued the $20,000 owing to Mr. Fox for the month of September and  Mr. Fox waived any other compensation for the balance of 2008, for which period Mr. Fox is contributing his services.  The employment agreement remains in effect pending the securing of financing.

Also on August 25, 2008 the Company adopted a plan for the compensation of directors.  Under the plan, the Chairman of the Board was to have received, in shares, the equivalent of $6,000 per month, the Vice-Chairman was to have received, in shares, the equivalent of $5,500 per month, and the remaining directors were to have received, in shares the equivalent of $5,000 per month.  The shares issued as compensation were to have been valued at $5.00 per share pending a public market for them, after which the value would be 85% of the average closing price of the stock for the preceding month.  Because the anticipated financing did not close, Messrs. Beatty and Fox have waived all compensation under the plan and are contributing their services as directors.  The plan remains in place pending further developments.

Also on August 25, 2008 the Company adopted The 2008 Employees Compensation and Stock Option Plan and The 2008 Stock Option Plan.  As of December 31, 2008, no shares or stock options have been granted under the first plan and no options have been granted under the second plan.

From time to time, we may employ additional independent contractors to support our development, marketing, sales, support and administrative organization. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

Item 1A. Risk Factors

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

We depend on the services of our sole officer and director and our success depends on the continued efforts of such individual to manage our business operations. The loss of the services of the President could have a negative effect on our business, financial condition and results of operations. Although we currently have an employment contract with our President, Richard C. Fox, the implementation of the agreement is dependent upon our receipt of third party financing. In addition, our success in expanding our business operations is largely dependent on our ability to hire highly qualified personnel. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the industry.

Richard C. Fox’s control may prevent you from causing a change in the course of our operations and may affect the market price of our common stock.

Richard C. Fox, beneficially owns approximately  81% of our common stock. Accordingly, for as long as this individual continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, regardless of the number of our common shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is limited. This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

There is no assurance that a public market will develop for our common stock or that our common stock or that our common stock will ever be approved for trading on a recognized exchange.

There is no established public trading market for our securities, although we are listed on the OTCBB.  There can  be no assurance that a regular trading market will develop or that if developed, will be sustained.

We do not expect to pay dividends.

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

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 29,860,000 shares of common stock outstanding as of March 26, 2009, 6,850,000 shares are freely tradable without restriction. The remaining 23,010,000 shares of common stock, which are held by existing stockholders, including the officers and directors, are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144. After February 2007, the 2,725,000 shares issued to our shareholders in our Regulation D Rule 506 offering, became available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. After June 2007, the 200,000 shares issued to two consultants became available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed 1% of the number of shares of our common stock then outstanding which, in our case, would equal approximately 298,600 shares as of March 26, 2009.

Our stock price may be highly volatile and subject to wide fluctuations due to many factors, including a substantial market overhang.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to quarterly variations in operating results, announcements of distribution agreements, or new affiliations or new products and services by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products, or other events or factors, including the risk factors described herein. In addition, the stock market in general experiences significant price and volume fluctuations that are often unrelated to a company’s operating performance. As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management’s attention and resources. Additionally, the sale of a substantial number of shares of common stock, or even the potential of sales, in the public market could deflate the market price for the common stock and make it more difficult for us to raise additional capital through the sale of our common stock.

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

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker- dealers to:

•	Make a suitability determination prior to selling a penny stock to the purchaser;
•	Receive the purchaser’s written consent to the transaction; and
•	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our stock price may decrease due to our market cap based on the future issuances of additional shares of common.

Our Articles of Incorporation authorize the issuance of one hundred and sixty million shares of common stock and ten million shares of preferred stock, par value $.001. As of March 26, 2009, we had 29,860,000, shares of common stock issued and outstanding. As such, our Board of Directors has the power, without shareholder approval, to issue up to 130,140,000 shares of common stock. The issuance of such shares will dilute the shares held by the current shareholders.

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

Item 2.   Properties.

Our executive offices are located at 131 Court Street, #11, Exeter, New Hampshire 03833. We believe that this space is adequate to operate our current business and as business warrants we may expand into a larger space. The office space is provided by our CEO at no cost to us.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of March 26, 2009 there were 29,860,000 shares of common stock issued and outstanding, 24,000,000 of which are controlled by Richard C. Fox, the Company's President, CEO and a member of the Board of Directors.

As of March 26, 2009 there were 41 holders of record of shares of our common stock.

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

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 or pursuant to a registration statement filed under the Securities Act of 1933, as amended. .

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. . Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its net operating loss carry forwards ("NOL's") and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

Critical Accounting Policies

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

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of December 31, 2007, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended December 31, 2008 or 2007.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

In May 2008, the FASB issued FAS 163 (“FAS 163”), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. FAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes the adoption of this pronouncement does not have a material impact on the Company's consolidated financial statements.

Overview

Consorteum is a holding company which (1) acquires mezzanine-stage companies, (2) provides structured funding to the portfolio companies based upon the meeting of intermediate goals and (3) provides business and management guidance and mentoring to assist in the growth of the portfolio companies, and (4) spins-off the portfolio companies as stand-alone public companies when they reach the desired level of maturity.

Consorteum is structured to be a holding company with 100%-owned subsidiaries. Consorteum acquires its portfolio companies by issuing, to the original owners at the time of the acquisition, shares of Consorteum convertible preferred stock which convert back into shares of the portfolio company at the time of the spin-off.  That is the original owner’s protection, while their company is an Consorteum portfolio company, that they will receive their correct percentage of their company at the time of the spin-off.

During the period that a portfolio company is being funded, the Consorteum funding is made as a series of loans, collateralized by the assets of the portfolio company.  Additional funding is advanced upon accomplishment of pre-agreed interim benchmarks or goals.  These advances are the primary basis for Implex’s return as a percentage of the portfolio company at the time of its spin-off.  Consorteum will issue its convertible preferred stock, convertible into shares of the portfolio company at the time of the spin-off, if an outside, third-party investment is in the form of equity, which will be advanced to the portfolio company as additional Consorteum debt.  If a portfolio company obtains debt investments from outside, third-parties, the portfolio company will issue its own debt instruments, subordinated to the debt to Consorteum.

At the time of the spin-off, Consorteum receives its formula-calculated percentage off of the top. The spin-off is accomplished by Consorteum issuing, to its own shareholders, a portion of the shares received by it, with other shares being sold into the market to replenish Consorteum’s capital account.  Shares owed to outside, third-party equity investors will be distributed by Consorteum as required.

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

Results of Operation

The Company did not generate any revenues for the year ended December 31, 2008 or for the year ended December 31, 2007.

Services contributed by shareholders decreased to $17,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007 when services contributed by shareholders were $24,000. The decrease is mainly due to the officers and directors waiving their fees in September 2008. Professional fees include legal and accounting fees and filing fees. There was no gain on foreign exchange for the year ended December 31, 2008 as compared to the year ended December 31, 2007 which had a gain of $261.

Net loss for the year ended December 31, 2008 was $62,480.  Net loss for the year ended December 31, 2007 was $38,862.  The increase in loss was primarily due to the increase in professional fees.

Loss per share was $0.00 for the period ended December 31, 2008, and a loss of $0.00 per share for the period ended December 31, 2007.

Professional fees for the year ended December 31, 2008 were $45,470, as compared to the year ended December 31, 2007 when the professional fees were $115,123. This increase in professional fees during 2008 was due to additional work involved in the change of our business.

There were no consulting and contracting expenses for the year ended December 31, 2008 and for the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital deficit of $40,574, compared to the positive working capital deficit of $27,278 as of December 31, 2007. The decrease is mainly due to increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the year ended December 31, 2008 was $29,174, which was primarily due to the loss for the period.  Cash flows used in operating activities for the year ended December 31, 2007 was $7,129.

Cash flows provided by financing activities for the year ended December 31, 2008 was $29,174, consisting primarily of a loan of $25,000 and cash provided by stockholders to fund our operating expenses. Cash flows used in financing activities for the year ended December 31, 2007 was $3,915, consisting primarily of payment of $10,000 for preparation of the SB-2 as well as cash provided by stockholders to fund our operating expenses.

Going Concern Consideration

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2008, our independent registered accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 8. Financial Statements

CONSORTEUM HOLDINGS, INC.

(formerly Implex Corporation)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Consorteum Holdings, Inc.
Exeter, New Hampshire

We have audited the accompanying balance sheet of Consorteum Holdings, Inc. (formerly known as Implex Corporation) (a development stage company) for the year ended December 31, 2008 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2008, and for the period from November 7, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2007 were audited by other auditors whose report, dated February 24, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consorteum Holdings, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and for the period from November 7, 2005 (inception) to December 31, 2008 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
April 13, 2009

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$-	$-
Other Assets
Deferred offering costs	34,678	34,678
Total Assets	$34,678	$34,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$40,574	$24,278
Long Term Liabilities
Loan	$25,000
Total Liabilities	24,278	24,278

Stockholders' Equity
Common stock	29,860	14,925
Additional paid in capital	65,079	58,830
Deficit accumulated during the development stage	(125,835)	(63,355)
Total Stockholders' Equity	(30,896)	10,400
Total Liabilities and Stockholders' Equity	$34,678	$34,678

The accompanying notes are an integral part of these financial statements.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2008 and 2007, and Cumulative From November 7, 2005 (Date Of Inception) Through December 31, 2008

	For The Year Ended 31 December 2008	For The Year Ended 31 December 2007	For The Period From Inception (7 November 2005) to 31 December 2008

REVENUE	$-	-	$16,280
EXPENSES
Services contributed by shareholder	17,000	24,000	53,000
Professional fees	45,470	15,123	68,536
(Gain) loss on foreign exchange	-	(261)	265
Consulting and subcontracting	-	-	20,200
Interest on loan	10	-	10
Bank charges	-	-	104
	62,480	38,862	142,115
LOSS BEFORE TAXES	(62,480)	(38,862)	(125,835)
INCOME TAX RECOVERY	-	-	-
NET LOSS	$(62,480)	(38,862)	$(125,835)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	29,860,000	14,925,000

The accompanying notes are an integral part of these financial statements.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2008 and 2007, and Cumulative from November 7, 2005 (Date Of Inception) Through December 31, 2008

	For The Year Ended 31 December 2008	For The Year Ended 31 December 2007	For the Period From Inception (7 November 2005) to 31 December 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,480)	$(38,862)	$(125,835)
Adjustment to reconcile net loss to net cash provided by operating activities:
Services contributed by shareholder	17,000	24,000	51,320
Common stock issued for services	317	-	6,317
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Taxes payable	-	-	-
Accounts payable and accrued liabilities	15,989	7,733	40,267
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(29,174)	(7,129)	(27,931)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	25,000	-	25,000
Stockholder contributions	4,174	6,085	10,259
Deferred offering costs	-	(10,000)	(34,678)
Common shares issued for cash	-	-	27,350
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	29,174	(3,915)	27,931
NET DECREASE IN CASH	-	(11,044)	-
CASH, BEGINNING OF YEAR	-	11,044	-
CASH, END OF YEAR	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception Through December 31, 2008

	Common Stock		Additional Paid-In	Earnings (Deficit) Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Common shares issued at inception	12,000,000	$12,000	$(11,900)	$-	$100
Common shares issued for cash	1,600,000	1,600	14,400	-	16,000
Net loss	-	-	-	467	467
Balance, 31 December 2005	13,600,000	13,600	2,500	467	16,567
Common shares issued for cash	1,125,000	1,125	10,125	-	11,250
Common shares issued for services	200,000	200	5,800	-	6,000
Services contributed by shareholder	-	-	10,320	-	10,320
Net loss	-	-	-	(24,960)	(24,960)
Balance, 31 December 2006	14,925,000	14,925	28,745	(24,493)	19,177

Stockholder contributions	-	-	6,085	-	6,085
Services contributed by shareholder	-	-	24,000	-	24,000
Net loss	-	-	-	(38,862)	(38,862)
Balance, 31, December 2007	14,925,000	$14,925	$58,830	(63,355)	10,400
Two-for-one stock split	14,925,000	14,925	(14,925)		-
Stockholder contributions	-		4,174	-	4,174
Common shares issued for services	10,000	10		-	10
Services contributed by shareholder	-	-	17,000	-	17,000
Net loss	-	-	-	(62,480)	(62,480)
Balance, 31 December 2008	29,860,000	29,860	65,079	(125,835)	(30,896)

The accompanying notes are an integral part of these financial statements.

CONSORTEUM HOLDINGS, IC.
(formerly Implex Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007

1.	ORGANIZATION AND NATURE OF BUSINESS

Consorteum Holdings, Inc. (formerly Implex Corporation and hereinafter the "Company"), was incorporated on November 7, 2005, under the laws of the State of Nevada as Wellentech Services, Inc. and changed its name to Implex Corporation on September 29, 2008.  On April 9, 2009 the Company changed its name to Consorteum Holdings, Inc.  The Company is a development stage company, structured as a holding company, engaged in the acquiring, financing, mentoring and spinning-off of mezzanine stage companies.

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of December 31, 2007, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended December 31, 2008 or 2007.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

In May 2008, the FASB issued FAS 163 (“FAS 163”), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. FAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes the adoption of this pronouncement does not have a material impact on the Company's consolidated financial statements.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007

5.	CAPITAL STOCK

Authorized
160,000,000 common shares, par value $0.001 per share

	2008	2007
Issued
29,860,000 common stock	$29,860	$14,925

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

On September 3, 2008, the Company performed a two-for-one forward stock split which increased the number of common shares by 14,925,000.

On September 12, 2008, the Company issued 10,000 shares of common stock to Olde Monmouth for interest on their loan.

6.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

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

7.   SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2008 and since inception, there was no interest or taxes paid by the Company.

8.   RELATED PARTY TRANSACTIONS

On November 7, 2005, the Company issued a total of 12,000,000 shares worth $120,000 to Irwin Rapoport for services rendered as its founder with respect to the incorporation and set-up of Implex.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.  Mr. Rapoport is deemed our founder and promoter.

On June 6, 2006, the Company issued 100,000 shares to Jim Beatty for services as a director.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

The office space for Consorteum is provided by our CEO at no cost to us.  Our executive offices are located at at 131 Court Street, #11, Exeter, New Hampshire 03833.  The Company believes that this space is adequate to operate its current business.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 16, 2009, the Company dismissed DNTW Chartered Accountants, LLP (“DNTW”) as the Company’s  independent registered public accountants.

The reports of DNTW for the years ended December 31, 2007, 2006 and cumulative from November 7, 2005 (date of inception) through December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.  Notwithstanding the foregoing, the audit report of DNTW on the financial statements for the years ended December 31, 2007, 2006 and cumulative from November 7, 2005 (date of inception) through December 31, 2007 did, however, contain an explanatory paragraph relating to the uncertainty of the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and all interim periods from the last fiscal year to the date of dismissal there were no disagreements with DNTW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of DNTW would have caused it to make reference to such disagreements in its reports. There were no "Reportable Events" as detailed in paragraphs (A), (B), (C) and (D) of Item 304 (a)(1)(v).

On March 16, 2009 the Company retained Sutton Robinson Freeman & Co., P.C. to act as its independent accountants.  The Company has authorized DNTW to discuss any matter relating to the Company with Sutton Robinson Freeman & Co., P.C.

The change in the Company’s auditors was approved by the Board of Directors.

The Company did not request any answer from Sutton Robinson Freeman & Co., P.C. regarding application of accounting principles or audit opinion type prior to engaging them to replace DNTW.

Item 9A.   Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

The Company has certain deficiencies that exist in the design or operation of the Company's internal control over financial reporting.  Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2008. The Company has discussed management's report with its auditors. The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15,  2008.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people and/or by management override of controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in disclosure controls and procedures

There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since its last fiscal quarter.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We identified the following material weakness in our internal control over financial reporting- we did not have adequate segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

Our independent registered public accounting firm, Sutton Robinson Freeman & Co., P.C., has reviewed our management's assessment of our internal controls over the financial reporting and will issue their report in 2009 per SEC rules for non-accelerated filers.

Item 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers, Promoters and Corporate Governance

Directors and Officers

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position
Richard C. Fox	74	President/CEO/CFO/Director
James D. Beatty	63	Director

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

Richard C. Fox, President, Chief Executive Officer, Chief Financial Officer:

On August 25, 2008, Mr. Richard C. Fox was appointed as the President, Chief Executive Officer, Chief Financial officer of Implex. Richard C. Fox, age 74, is an attorney with a practice of business law, corporate law and securities law. He has been an attorney since 1961, following his graduation from the University of Chicago Law School. Originally admitted to the Pennsylvania Bar in 1961, Mr. Fox practiced in Harrisburg, Pennsylvania until 1987 when he moved the base to Boca Raton, Florida (having been admitted to practice in Florida in 1984). Since 1996 Mr. Fox has provided legal services through his Florida professional corporation, Fox Law Offices, P.A. In 2004, he founded "idolci, Inc.", a gelato manufacturing company based in Providence, Rhode Island, of which he is a director and CEO.

James D. Beatty, Director:

James D. Beatty was appointed to our Board of Directors on May 30, 2006. He founded Trinity Capital Corporation in 1982 and Trinity Capital Securities Limited in 1988. Trinity Capital is an independent Merchant Bank located in Toronto, focusing on providing growth capital to small and medium sized companies in Southern Ontario. Providing capital along with other key elements such as management enhancement, strategic planning and implementation, and responsible corporate governance are Trinity’s areas of expertise which allow organizations to grow.

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

Consorteum will represent Mr. Beatty’s only involvement with a company that designs and installs systems for data, voice, video and telecom.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Neither of our officers and directors has filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16a of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, all reports required to be filed were timely filed in the year ended December 31, 2008 except for (i) a Form 3 by the current President ,CEO and 10% stockholder, and (ii) a Form 4 by a former 10% stockholder.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer.

Other Committees

We do not have an audit committee, a nominating committee, or a compensation committee because of the  current size of our Board of Directors.

Item 11.  Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Irwin Rapoport President, Chief Executive Officer and Director	2007	$0	0	0	$0	0	0	0	$0
Richard C. Fox, President, Chief Executive Officer and Director	2008	$20,000	0	0	0	0	0	0	$20,000

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

None of our officers and directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings
_______________
1 Mr. Fox’s salary was accrued for the month of September 2008 by the Company. Mr. Fox waived all other right to compensation for the remainder of 2008.

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from January 1, 2008 through December 31, 2008.  Warrants were granted to the executive officer in 2006, however the same have been returned to the Company unexercised, and have been terminated.

Aggregated  Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2008, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Employment, Termination, Change of Control and other Agreements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number and percentage of shares of our common stock owned as of March 26, 2009 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our directors, and (iii) by our sole officer and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Rick C. Fox 131 Court Street, #11 Exeter, New Hampshire 03833	24,000,000	80.40%
Common Stock	James D. Beatty 7415 Sherbrooke St. West, #1 Montreal, Quebec, Canada H4B 1S2	200,000	0.67%
Common Stock	All executive officers and directors as a group	24,200,000	81.07%

_______________
(1)	The percent of class is based 29,860,000 shares of our common stock issued and outstanding as of March 26, 2009.

Changes in Control

There are no arrangements which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On November 7, 2005, the Company issued a total of 12,000,000 shares worth $120,000 to Irwin Rapoport for services rendered as its founder with respect to the incorporation and set-up of Implex.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.  Mr. Rapoport is deemed our founder and promoter.

On June 6, 2006, the Company issued 100,000 shares to Jim Beatty for services as a director.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 25, 2008 the Company entered into an arrangement with Richard C. Fox, whereby Mr. Fox (1) assigned a certain business concept and business plan to the Company, (2) became a director and the sole officer, in replacement of Mr. Irwin Rapoport, and (3) became an employee under a certain Employment Agreement.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 were $-0- and $13,000 respectively.

Audit-Related Fees
The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule A.

Tax Fees
The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees
The Company’s principal accountants did not bill the Company and the Company did not  incur any other fees during the last two fiscal years ended December 31, 2008 and 2007 for products and services of the principal accountants other than for those services described in this Item 14.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1)  Financial Statements  (filed as part of Item 8 in this report)

(3)	Exhibits
	3.1	(i) Articles of Incorporation	(1)
3.2	(ii) Bylaws.	(1)
14.1	Code of Ethics
16.1	Letter re: change in certifying accountant.	(2)
31.1 and 31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1 and 32.2	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1)           Filed as an exhibit to the Form SB-2 filed with the SEC on January 26, 2007
(2)           These items have been previously filed

SIGNATURES

Pursuant to the requirements of  Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	CONSORTEUM HOLDINGS, INC.

By (Signature and Title)	By:	/s/ Richard C. Fox
Richard C. Fox
President, Chief Executive Officer,
Chief Financial Officer

Date: April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Fox	Chief Executive Officer/ Chief Financial Officer/ Director	April 13, 2009
Richard C. Fox

/s/ James D. Beatty	Chairman of the Board of Directors	April 13, 2009
James D. Beatty