Form 10-Q
period 2009-03-31
Consorteum Holdings, Inc.
filed 2009-05-20
CIK 1387976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from______ to _____

                         Commission File No. 333-140236

                            CONSORTEUM HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                        __________________
     (State or other jurisdiction of            (I.R.S. Employer
       Incorporation or organization)          Identification No.)

                              131 COURT STREET, #11
                           EXETER, NEW HAMPSHIRE 03833
                    (Address of Principal Executive Offices)

                                 (603) 778-9910
                           (Issuer's telephone number)

                               IMPLEX CORPORATION
                          7415 SHERBROOKE ST. WEST, #1
                        MONTREAL, QUEBEC, CANADA H4B 1S2
             (Former name, address and fiscal year, if changed since
                                  last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).   Yes|_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |_|
Smaller Reporting Company |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2009: 29,860,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes |_|  No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

  BALANCE SHEETS AS  OF  MARCH 31, 2009 (unaudited)
  AND DECEMBER 31, 2008 (audited)........................................   3

  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED MARCH 31, 2009 (unaudited) AND MARCH 31, 2008
  (unaudited) and for the period from inception
   (7 NOVEMBER 2005) TO 31 MARCH 2009 ...................................   4

  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
  MARCH 31, 2009 (unaudited) AND MARCH 31, 2008
  unaudited) and for the period from
  inception (7 NOVEMBER 2005) TO 31 MARCH 2009...........................   5

NOTES TO FINANCIAL STATEMENTS............................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition.....  10
Item 3   Quantitative and Qualitative Disclosures About Market Risk......  12
Item 4T. Control and Procedures..........................................  12

PART II OTHER INFORMATION

Item 1   Legal Proceedings  .............................................  13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....  13
Item 3.  Defaults Upon Senior Securities.................................  13
Item 4.  Submission of Matters to a Vote of Security Holders.............  13
Item 5.  Other Information...............................................  13
Item 6.  Exhibits and Reports on Form 8-K................................  13


CONSORTEUM HOLDINGS, INC.  (FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


                                                         31          31
                                                       MARCH      DECEMBER
                                                        2009        2008
                                                    (UNAUDITED)   (AUDITED)
                                                     ---------    ---------
ASSETS
CURRENT ASSETS
       Cash                                          $      --    $      --
                                                     ---------    ---------

OTHER ASSETS
  Deferred offering costs                               34,678       34,678
                                                     ---------    ---------

   TOTAL ASSETS                                      $  34,678    $  34,678
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities           $  50,643    $  40,574
LONG TERM LIABILITIES
  Loan                                               $  25,000    $  25,000
                                                     ---------    ---------
   TOTAL LIABILITIES                                    75,643       65,574
                                                     ---------    ---------

STOCKHOLDERS' EQUITY
  Common stock                                          29,860       29,860
  Additional paid in capital                            65,079       65,079
  Deficit accumulated during the development stage    (135,904)    (125,835)
                                                     ---------    ---------
   TOTAL STOCKHOLDERS' EQUITY                          (10,965)     (30,896)
                                                     ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  34,678    $  34,678
                                                     =========    =========


   The accompanying notes are an integral part to these financial statements.




CONSORTEUM HOLDINGS, INC. (FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                      THREE MONTHS          THREE    FOR THE PERIOD
                                                            MONEHS          MONTHS   FROM INCEPTION
                                                          ENDED 31        ENDED 31      (7 NOVEMBER
                                                             MARCH           MARCH        2005)  TO
                                                              2009            2008    31 MARCH 2009
                                                       ------------    ------------   -------------

REVENUE                                                $         --              --    $     16,280
                                                       ------------    ------------   -------------

EXPENSES
Services contributed by shareholder                              --           6,000          53,000
Professional fees                                                69           7,137          68,605
(Gain) loss on foreign exchange                                  --              --             265
Consulting and subcontracting                                10,000              --          30,200
Interest on loan                                                 --              --              10

Bank charges                                                     --              --             104
                                                             10,069          13,137         152,184
LOSS BEFORE TAXES                                           (10,069)        (13,137)       (135,904)
INCOME TAX RECOVERY                                              --              --              --
NET LOSS                                               $    (10,069)        (13,137)   $   (135,904)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC
AND DILUTED                                                            $       0.00    $       0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC
AND DILUTED                                              29,860,000      14,925,000


             The accompanying notes are an integral part to these financial statements.




CONSORTEUM HOLDINGS, INC.  (FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                    THREE         THREE   FOR THE PERIOD
                                                   MONTHS        MONTHS   FROM INCEPTION
                                                 ENDED 31      ENDED 31      (7 NOVEMBER
                                                    MARCH         MARCH        2005)  TO
                                                     2009          2008    31 MARCH 2009
                                                 ---------    ---------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (10,069)   $ (13,137)   $(135,904)

  ADJUSTMENT TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
     Services contributed by shareholder                --        6,000       51,320

     Common stock issued for services                   --           --        6,317
  CHANGES IN OPERATING ASSETS AND LIABILITIES:


     Accounts receivable                                --           --           --

     Taxes payable                                      --           --           --
     Accounts payable and accrued liabilities       10,069        7,137       50,336

NET CASH FLOWS USED IN OPERATING ACTIVITIES              0            0      (27,931)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan                                    --           --       25,000
  Stockholder contributions                             --           --       10,259
  Deferred offering costs                               --           --      (34,678)


  Common shares issued for cash                         --           --       27,350

CASH FLOWS (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                              --           --       27,931

NET DECREASE IN CASH                                    --           --           --


CASH, BEGINNING OF YEAR                                 --           --           --

CASH, END OF YEAR                                $      --    $      --    $      --



             The accompanying notes are an integral part to these financial statements.


CONSORTEUM HOLDINGS, INC. (FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
31 MARCH 2009


1. ORGANIZATION AND NATURE OF BUSINESS

Consorteum Holdings, Inc. (the "Company"), was incorporated on 7 November 2005, under the laws of the State of Nevada as Wellentech Services, Inc. and changed its name to Implex Corporation on 29 September 2008 and then to Consorteum Holdings, Inc. on April 9, 2009. The Company is a development stage company, structured as a holding company, engaged in the acquiring, financing, mentoring and spinning-off of mezzanine stage companies.

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

3. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since 31 December 2008. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-K for the fiscal year ended 31 December 2008, as filed with the Securities and Exchange Commission.

CONSORTEUM HOLDINGS, INC.  (FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
31 MARCH 2009

4. CAPITAL STOCK

On 3 September 2008, the Company's board of directors declared a two-for-one forward stock split on the shares of the Company's common stock. Each shareholder of record on 3 September 2008 received two additional shares of common stock for each share of common stock then held. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, common stock, additional paid-in capital and stock option data of the Company's common stock have been restated retroactively to reflect the effect of the stock split for all periods presented.

On 29 September 2008, the Company's articles of incorporation were amended with the following changes: the authorized capital structure has been changed from only common stock to one with both preferred stock and common stock. The Company was previously authorized to issue 160,000,000 shares of common stock having a par value of $.001 per share. This has been changed to the authorization to issue 100,000,000 shares of preferred stock having a par value of $.001 per share and 100,000,000 shares of common stock also having a par value of $.001 per share.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.STOCK OPTION PLAN

On 25 August 2008 the Company's board of directors adopted a 2008 Employees Compensation and Stock Option Plan, permitting the issuance of shares or of common stock purchase warrants, and a 2008 Stock Option Plan, permitting the issuance of both qualified and non-qualified stock options. For the period from 7 November 2005 (inception) to 31 March 2009, the Company has not issued any stock or stock options to employees under these plans.


6.RELATED PARTY TRANSACTIONS

For the three months ended 31 March 2009 and 2008 and from inception to 31 March 2009, the Company's directors and stockholders have devoted time to the development of the Company. Compensation expense totaling $0, $6,000 and $53,000 has been recorded for these periods, respectively. In addition, these stockholders have contributed cash of $10,260 from inception to 31 March 2009. These directors and stockholders have waived reimbursement and have considered these services and cash contributions as an addition to additional paid-in capital. Accordingly, the contributions have been recorded as additional paid-in capital.

7. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 31 March 2009, the Company did not issue shares of common stock for services.

No interest or taxes were paid by the Company for the three and nine months ended 31 March 2009 and 2008 and from inception to 31 March 2009.

ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
----------------------------------------------------------------

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

Consorteum Holdings, Inc. (the "Company"), was incorporated on 7 November 2005, under the laws of the State of Nevada as Wellentech Services, Inc. and changed its name to Implex Corporation on 29 September 2008 and then to Consorteum Holdings, Inc. on April 9 ,2009. The Company was originally organized to design and install systems for data, voice, video and telephonic communications. To date, however, the Company has had minimal success in obtaining contracts, has raised only minimal seed capital, and lacks the business, on the one hand, to attract additional financing, and lacks the financing, on the other hand, to expand its current business activities. Given the substantial competition in its current business field, the Company's Board of Directors has decided to pursue an alternative business plan.

On August 25, 2008 the Board of Directors approved the acquisition of a business plan and concept proposed by Richard C. Fox, a business attorney, as discussed below under New Operations of Consorteum. To accomplish the acquisition of the business plan and concept, the Company's President and majority shareholder, Irwin Rapoport, transferred 11,500,000 of the shares of common stock of the Company owned by him to Mr. Fox. The effect is that the Company has not paid directly for the acquired business plan and concept. The Company has concluded that since the required financing required to execute the new business plan has not been received, and in substance this is a related party transaction, no value has been assigned to the business plan.

NEW OPERATIONS OF CONSORTEUM

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

Consorteum is structured to be a holding company with 100%-owned subsidiaries. Consorteum acquires its portfolio companies by issuing, to the original owners at the time of the acquisition, shares of Consorteum convertible preferred stock which convert back into shares of the portfolio company at the time of the spin-off. That is the original owner's protection, while their company is a Consorteum portfolio company, that they will receive their correct percentage of their company at the time of the spin-off.

During the period that a portfolio company is being funded, the Consorteum funding is made as a series of loans, collateralized by the assets of the portfolio company. Additional funding is advanced upon accomplishment of pre-agreed interim benchmarks or goals. These advances are the primary basis for Consorteum's return as a percentage of the portfolio company at the time of its spin-off. Consorteum will issue its convertible preferred stock, convertible into shares of the portfolio company at the time of the spin-off, if an outside, third-party investment is in the form of equity, which will be advanced to the portfolio company as additional Consorteum debt. If a portfolio company obtains debt investments from outside, third-parties, the portfolio company will issue its own debt instruments, subordinated to the debt to Consorteum.

At the time of the spin-off, Consorteum receives its formula-calculated percentage. The spin-off is accomplished by Consorteum issuing, to its own shareholders, a portion of the shares it received, with other shares being sold into the market to replenish Consorteum's capital account. Shares owed to third-party equity investors will be distributed by Consorteum as required. Second, other lenders and investors, if any, get the number of shares which their investment documents entitle them to. This would include third-party debt investors who made loans directly to the portfolio company and received convertible debt instruments. Third, management gets the number of shares, if any, which their employment agreements, stock options, etc. entitle them to. Fourth, the original owners of the company receive all of the shares which are left.


BUSINESS DIVISION

The business of "Wellentech" remains as a division of Consorteum. The division is a separate business that designs and installs systems for data, voice, video and telecom including Wireless Fidelity, or Wi-Fi, with the deployment of a fixed Wireless Local Area Network. This division's management believes that it can integrate superior solutions across a vast majority of communication requirements. The Company intends to earn revenue for rendering services which will include; (i) the installation of data, voice, video and telecom networks;
(ii) the sale of networking products that are installed and (iii) consulting services in the assessment of existing networks.

With its expertise in the wired networking infrastructure industry; the Company can design, manage, install and service our wireless customers with the same processes, personnel and management. As well as the services the Company provides, it also purchases and resells products such as networking routers, cable, software and video equipment that are involved in its project installations. The Company purchases its products from various distributors. In the event that any of these distributors cease operations, the Company's business would not be adversely affected because these products are readily available from multiple distributors locally, regionally or nationally.

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

Under his employment agreement, Mr. Fox is to be paid $20,000 per month for legal services for the period September 1, 2008 to December 31, 2008. On January 1, 2009 Mr. Fox was to begin being compensated at the same rate as Chief Executive Officer, but with the compensation deferred until the required financing is raised. Mr. Fox provided substantial legal services during the period for the month of September 2008 covering various corporate, corporate governance, securities law filings, and financing negotiation matters. The financing negotiations were completed and all related documents were agreed upon and executed by the Company by September 29, 2008. However, due to US economic conditions, the closing of the financing was delayed and finally the financing entity determined that it could not proceed. As a result, the Company accrued the $20,000 owing to Mr. Fox for the month of September and Mr. Fox waived any other compensation for the balance of 2008, for which period Mr. Fox is contributing his services. The employment agreement remains in effect pending the securing of financing.

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

Also on August 25, 2008 the Company adopted The 2008 Employees Compensation and Stock Option Plan and The 2008 Stock Option Plan. As of March 31, 2009, no shares or stock options have been granted under the first plan and no options have been granted under the second plan.

From time to time, we may employ additional independent contractors to support our development, marketing, sales, support and administrative organization. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The Company did not generate any revenues for the three months ended March 31, 2009 and for the three months ended March 31, 2008.

Services contributed by shareholder were nil for the three months ended March 31, 2009, as compared to $6,000 for the three months ended March 31, 2008. Professional fees include legal and accounting fees and filing fees. Professional fees decreased to $69 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 which was $7,137. The decrease in professional fees were mainly due to adjustments made to payables.

Net loss for the three months ended March 31, 2009 was $10,069. Net loss for the three months ended March 31, 2008 was $13,137.

Loss per share was $0.00 for the period ended March 31, 2009, and a loss of $0.00 per share for the period ended March 31, 2008.

There were no gains on foreign exchange for the three months ended March 31, 2009 and for the three months ended March 31, 2008.

Consulting and subcontracting expenses for the three months ended March 31, 2009 was $10,000. There were no consulting and subcontracting expenses for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had a working capital deficiency of $50,643, which represented a working capital increase of $10,069 as compared to the working capital deficiency position of $40,574 as of December 31, 2008. The increase is mainly due to the increase of our accounts payable and accrued liabilities. We did not raise any cash from issuance of common stock.

There were no cash flows used in operating activities for the three month period ended March 31, 2009 and March 30, 2008.

There were no cash flows provided by financing activities for the three month period ended March 31, 2009 and March 31, 2008.

The Company continues to seek alternative financings, including a Regulation S offering in Europe. However, as of May 15, 2009 there are no agreements or understandings in place and the Company's working capital deficit continues. The Company is continuing its discussions with potential portfolio companies which would not require an immediate infusion of capital, but through the period ended March 31, 2009 there are no agreements or understandings in place. However, on May 5, 2009 the Company entered into a binding letter of intent with Consorteum, Inc., a Canadian corporation, to exchange shares of the Company's common stock for all of the issued and outstanding shares of Consorteum, Inc., as a result of which Consorteum, Inc. would become a wholly-owned operating subsidiary of the Company. For a description of the letter of intent and the conditions to closing see the Company's Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.

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

INCOME TAXES

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of March 31, 2009, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "2008 Form 10-K"). There have been no material changes in our existing accounting policies from the disclosures included in our 2008 Form 10-K.

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

         Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2008. The Company has prepared management's report as required and delivered a copy to its auditors. The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2009.

         As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that, subject to the following qualification, its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure: the qualification is that we did not have adequate segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

31.1 and 31.2 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As adopted pursuant to
         Section 302 of the Sabanes-Oxley Act of 2002 (filed herewith).

32.1 and 3.2 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(B)      Reports on Form 8-K

Form 8-K Filed on April 17, 2009 reporting:
         ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.
         ITEM 3.02 UNREGISTERED SALES OF EQUITY SECURITIES

Form 8-K Filed on May 5, 2009 reporting:
         ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CONSORTEUM HOLDINGS, INC.
                                         (formerly known as Implex Corporation)

Date: May 20, 2009                       By: /S/ RICHARD C. FOX
                                            -------------------
                                            Richard C. Fox
                                            President, Chief Executive Officer,
                                            Principal Accounting Officer and
                                            Director