Form 10-K
period 2009-06-30
Consorteum Holdings, Inc.
filed 2009-10-13
CIK 1387976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 333-140236

                              CONSORTEUM HOLDINGS, INC.
                          -----------------------------
               (Exact Name of Company as Specified in Its Charter)

                  Nevada
      -------------------------------                    -------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

          Suite 202, 2900 John Street, Markham, Ontario Canada L3R 5G3
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: 1 (866) 824 8854
                                                           ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $0.001 par value
                         ------------------------------
                                 Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13or Section 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                       Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Computed by reference to the last sale price of the common equity on October 9, 2009 of $0.20, the aggregate market value of voting stock held by non-affiliates is $5,962,415

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 56,239,750 shares of the registrant's common stock outstanding as of October 2, 2009.

                           DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS
                                     PART I

Item 1.   Business.........................................................    3

Item 1A.  Risk Factors.....................................................   12

Item 1B.  Unresolved Staff Comments........................................   17

Item 2.   Properties.......................................................   17

Item 3.   Legal Proceedings................................................   17

Item 4.   Submission of Matters to a Vote of Security Holders..............   17

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities................   17

Item 6.   Selected Financial Data..........................................   18

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   26

Item 8.   Financial Statements and Supplementary Data......................   26

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.........................................   27

Item 9A.  Controls and Procedures..........................................   27

Item 9A(T) Controls and Procedures.........................................   28

Item 9B   Other Information................................................   28

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance...........   28

Item 11.  Executive Compensation...........................................   30

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................   33

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence.....................................................   34

Item 14.  Principal Accounting Fees and Services...........................   35

Item 15.  Exhibits, Financial Statement Schedules..........................   36

SIGNATURES.................................................................   37

FORWARD LOOKING STATEMENTS.

Information in this Form 10-K contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to the Company's ability to obtain future financing and the risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Note 1:  All dollar amounts are in US Dollars.

ITEM 1. BUSINESS.

         In June 2009 the Company closed an exchange agreement with Consorteum, Inc., a corporation organized under the laws of the Province of Ontario ("Consorteum"), pursuant to which Consorteum became a wholly-owned subsidiary of the Company. As a result of the exchange, the Company became a holding company and the Company's business is conducted through Consorteum, it subsidiary. Accordingly, the business description below is that of Consorteum, the Company's operating subsidiary.

                          BUSINESS OF CONSORTEUM, INC.

WHAT IS CONSORTEUM, INC.?

         Consorteum, Inc. is a corporation organized under the laws of the Province of Ontario on April 3, 2006. The corporate headquarters of Consorteum and the Company are located at Suite 202, 2900 John Street, Markham, Ontario, L3R 5G3. The telephone number is 1-866-824-8854 and the web site is www.consorteum.com.

WHAT WE DO:

         Consorteum, Inc. is a systems integrator within the Financial Services, Payment and Transaction Processing industries.

         Consorteum provides systems integration of electronic transaction processing solutions to healthcare, public and private sector companies. Our services provide customized, innovative technology solutions that create, augment and enhance customers existing financial, payment and transactional processing systems.

PAYMENT AND TRANSACTION PROCESSING INDUSTRY OVERVIEW

         Payment transaction processing (PTP) is the central component in a banking payment system that is responsible for executing, routing and monitoring payment transactions. Payment transactions in general involve payment orders in various forms and formats. Transaction processing involves updating the appropriate database records as soon as a transaction (order, payment, etc.) occurs.

         Transaction processing systems update constantly. At any given moment, someone may need an inventory balance, an account balance or the total current value of a financial portfolio. Also called "online transaction processing"
(OLTP), the OLTP market is a demanding one, often requiring 24 x 7 operation and the most reliable computers and networks. Together, payment transaction processing and transaction processing is referred to as "Processing".

         The Processing industry in North America and across the globe is made up of a number of organizations and infrastructures that process credit card, debit card and healthcare transactions as well as authorize these transactions for settlement of monies or information between two or more organizations. `Processors', as they are traditionally known, have the capability of moving transactions in a digitized format to multiple settlement destinations. They traditionally contract to the banking industry (examples include Chase, Paymentech and its affiliation with Chase Bank in the US and Scotiabank in Canada; Moneris to BMO and RBC in Canada, HSBC and Barclays International). Processors can either be small, privately owned companies or larger, publicly traded companies, yet they are all `association members' of MasterCard or Visa, which means they can supply merchant discount rates (MDR) to their clients.

         In North America, there are three major Processors: Chase Paymentech, First Data and Global Payments. These three Processors are quickly becoming worldwide processors as they move into the European and Asian marketplaces via acquisition and partnership. Processors in North America process in excess of 75 billion electronic payment transactions annually (6.25 billion per month, or 312,500,000 transactions every business day).

         There are also regional Processors in the North American market that provide the same key services as the three major processors mentioned above. Regional Processors have found ways of offering additional services that the majors cannot market because of scale and time factors.

         The Processing industry worldwide does not typically possess all the core competencies to provide and manage all the elements of an end-to-end, turnkey solution. With the development and introduction of the new chip card EMV (the acronym for Europay, Mastercard and VISA)standards and the increased adoption of new card types such as prepaid credit cards, stored value cards and loyalty cards, the Processors simply don't have the infrastructure or software in place to process transactions originating from the use of the newer card types. As a result, they look to others to supply the technologies needed to process these types of transactions.

CARD INDUSTRY OVERVIEW

         The concept of using a card as a form of payment dates back to the late 1880's. The first card used in the United States was a fuel card in the 1920's that evolved over the years from paper and metal, to plastic. Large merchants issued the cards to their frequent customers and eventually started accepting other merchants' cards. Currently, the payment card industry encompasses debit, credit, stored value and prepaid cards. Our emphasis is on prepaid cards as described below.

HOW IS OUR BUSINESS ORGANIZED?

         The majority of Consorteum's initiatives use the `Prepaid Card' as the cornerstone. A Prepaid Card is similar to a traditional credit card except it is pre-loaded with the cardholder's personal funds, which he can then use wherever the payment card is accepted, including on the internet and abroad. There is usually no credit involved since the only money available to spend is the money the cardholder deposits to the card.

         The Prepaid Card industry allows its customers to gain the desired convenience they may not otherwise be afforded where day to day banking needs are concerned. As a system integrator, Consorteum has the ability to leverage its relationships with multiple suppliers in order to address the specific requirements of these day to day banking needs. Consorteum will initially target six key markets and will develop and implement financial services, stored value / prepaid cards, payment, and transaction processing solutions for these key areas:

                  1. The Unbanked/Underbanked

                  2. Check Cashing

                  3. Loyalty Programs

                  4. Payroll /Benefit

                  5. Health and Wellness Processing

                  6. Consumer Rebate Programs

1. THE UNBANKED/UNDERBANKED

         The unbanked/underbanked population includes individuals who receive government benefits, benefits payments, payroll checks, and other types of payments, but currently have minimal or no banking relationship.

         Traditionally, banks have not focused on the unbanked/underbanked customer base due to increased costs and risks. It is very expensive to service customers via a branch teller, especially when that customer is carrying a zero balance. Banks charge an average of $8 - $15 per month for a zero balance checking account, an obvious deterrent for those who more often than not would carry a zero balance. In addition, the unbanked/underbanked usually do not qualify for credit cards and mortgages so banks have little opportunity to turn them into profitable customers.

         Due to increased credit requirements and security measures at banks, often the only alternative for the unbanked/underbanked is to use expensive check cashing outlets whose fees average 2% - 5% to cash a single paycheck. Many immigrant workers transfer funds each pay period to support relatives in foreign countries via check cashing outlets or wire transfers. Fees can amount to $60 per transfer, another major obstacle for the unbanked.

         Two-thirds of existing check cashing customers (the 'underbanked') have bank accounts but seek more convenient financial services. The remaining customers (the 'unbanked') have been ignored by mainstream financial institutions and seek alternatives to provide them with basic financial services.

         One potential market for our services in this area is the growing Hispanic population in the United States. According to the July 1, 2008 U.S. Census statistics, approximately 46.9 million people, which represents approximately 15% of the total United States population of 307 million, are Hispanic, making them the country's largest minority group. Approximately 73.7% of full time, year round Hispanic workers earn less than $35,000 per year. This is usually an indicator for consumers with little or no banking relationship who may rely on alternative providers for their financial service needs. Approximately sixty-seven percent of Hispanics in the U.S. are originally from Mexico, with the second largest group (14.3%) originating from Central and South America. In 2008, over $67.5 billion was transferred from the U.S. to Latin America and the Caribbean, and that same year, $25.1 billion went to Mexico alone.

2. CHECK CASHING

         There are an estimated 13,000 check-cashing outlets ("CCOs") in the United States cashing more than $80 billion worth of checks annually. Some 80 to 90 percent of these are payroll checks with an average size of $500 to $600. The balance is largely government benefits (social assistance, social security etc.), income-tax refunds, expense checks, medical benefits checks, insurance checks, and personal checks. CCOs do not require that a customer have a bank account to cash a check.

         According to a 2007 Federal Reserve Board's Survey of Consumer Finances, over 10% of families in the United States do not keep a checking account. The survey also indicated that the majority of these consumers are unbanked by choice. A disproportionate number of the unbanked are ethnic minorities. These unbanked millions often must rely on alternative ways to carry out basic financial transactions, such as cashing payroll checks and paying bills. Currently, the average unbanked individual spends 10 percent of their net income on alternative financial services.

         These check cashing services are provided primarily to lower and middle-income working individuals who are typically blue and white-collar workers involved in retail and service industries such as restaurants, hotels, auto repair, landscaping, daycare and line manufacturing. Many of these customers are also younger than the general population, regularly in need of financial services after normal banking hours, or living from "paycheck to paycheck".

         According to Financial Service Centers of America (FISCA), an industry trade group representing CCOs and payday lenders, CCOs, through 13,000 locations nationwide, conduct more than 350 million transactions each year, providing an estimated $106 billion in various products and services to an estimated 30 million customers. These transactions include more than $58.3 billion in check cashing transactions, $17.6 billion in money orders sold, $8.3 billion in wire remittances, $13.2 billion in payday advances, and $5.4 billon in sales of pre-paid stored-value cards.

3. LOYALTY PROGRAMS

         Loyalty programs are marketing programs designed to enhance brand loyalty by cultivating an ongoing relationship between a marketer and his customer. Successful loyalty programs encourage the consumer to buy frequently, to increase the amount spent each time, and to concentrate all or most of their related purchases on that brand. In addition, they provide access to valuable demographic and purchasing information that can be leveraged to shape future campaigns. In 2006, loyalty programs were a $10 billion industry overall with over 1.3 billion members - four times the total United States population - across 2250 separate loyalty programs.

         Most loyalty programs offer perks for membership in a club or program and reward purchases. Rewards may be based on the dollar value of purchases made or on the frequency of purchases. The most well known consumer loyalty programs are airline frequent-flyer programs that offer discounts against future travel called reward miles. Most large supermarket chains now have frequent-buyer clubs that offer no coupon discounts as well as newsletters and affiliate discounts.

         Loyalty program marketing tactics can include regular communication with customers such as reminder mailings, private credit cards, cross-sell and up-sell offers, satisfaction and opinion surveys, and collection of information for member databases. Loyalty programs may offer a discount on future purchases based on frequency of purchase, without regard to the dollar value of the purchase (these are also called frequent user programs). By offering frequency-based incentives, the marketer hopes to capture and maintain market share. Frequent user discount programs tend to increase spending because consumers will deliberately inconvenience themselves or buy more often than they need to earn the awards and status.

         Loyalty Programs often target the individual consumer and can be customized to target specific industries or merchants. Programs can offer rewards directly to consumers or business to business incentives to drive sales.

4. PAYROLL /BENEFIT

         Debit and Credit is overtaking cash in transaction volume, generating large volumes of transaction fees, allowing branded, prepaid Consumer Financial Services such as payroll and benefits cards to be successful. It is estimated that in 2006 there were 7 million payroll cards in circulation in the United States. The number of United States payroll cards is expected to increase to
17.5 million in 2010. Research done by the Aite Group projects spending through use of payroll cards will soar to $27.1 billion by 2009. Payroll and benefits cards provide employees and benefits recipients (many of whom are `unbanked' or `underbanked') with immediate access to their payroll or benefits payments. Cardholders can use their card at an ATM (Automatic Teller Machine), pay for purchases at the point-of-sale or pay bills online. Payroll and benefits cards are welcome everywhere credit cards are accepted worldwide, including Internet and mail order/telephone order (MOTO) merchants. Cardholders receive monthly statements and can obtain account information online, at ATMs, or by calling a toll-free number for customer service.

         Upon enrolment into the payroll or benefits program, the participant will receive a personalized, re-loadable prepaid payroll or benefits card. Each pay period, the participant's funds are automatically deposited into their individual card account by their program administrator. Cardholders use their cards to obtain cash and pay for purchases as they would with a traditional credit card. Corporate employers can offer the payroll cards to any or all of their employees.

         Unbanked consumers are the primary target audience, particularly part-time and temporary employees and employees without checking accounts, those who do not wish to use their checking accounts for direct deposit, and consumers who receive recurring benefits payments. Convenience-minded employees, with or without checking accounts, who elect to have a portion of their paycheck deposited onto a payroll card for budgeting purposes are also targets.

5. HEALTH AND WELLNESS PROCESSING

         The growing Health and Wellness industry makes use of transaction processing in a number of fundamental ways. Transactions are generated by everything from documentation processing to information management, payment processing, and health and wellness payments. In 2007 in the United States there were almost a billion electronic media claims processed for Medicare alone.

         The use of cards as a payment receipt methodology in healthcare is rapidly gaining acceptance due to its convenience and time saving benefits. Health insurance claims, disability payments, and structured settlement claims that are traditionally distributed by check can be replaced with a convenient re-loadable card.

6. CONSUMER REBATE PROGRAMS

         Many consumer-focused companies provide cash back incentive programs to entice consumers to purchase their brand of products. For example, Sony might provide a $100 mail-in rebate when a consumer purchases a certain model of television. When the consumer applies for the mail-in rebate, the request is sent to a rebate processing company and a check is mailed to the recipient who cashes the check and spends the funds at their discretion. Rebate programs can be employed at the product level and/or at the store level, either locally or nationally.

         Across North America there are several rebate processing companies (Resolve, Continental Promotions Group, etc.). Together, these rebate processing companies issue millions of consumer rebate checks per year. For example, in 2006, 250 million rebate checks totaling $5 billion were issued to United States consumers.

         Many of the major retailers offering consumer mail-in rebate programs are looking for alternatives to their current cumbersome processes to help streamline these programs, making them less complicated and more user-focused. The current costs, processes and administration requirements needed to manage a typical mail-in rebate program can be significantly reduced by replacing mailed out checks with a simple, `one time' use gift/rebate cards.


WHAT ARE OUR CURRENT PROJECTS?

         Consorteum currently has five key initiatives. All five programs are expected to be partially deployed and underway during the fourth quarter of 2009, based on our current planning process. The following is a list of Consorteum's third party contract and internal initiatives.

MY GOLF REWARDS CANADA, INC.

         My Golf Rewards Canada Inc. is a newly formed joint venture company incorporated in the Province of Ontario, to focus on customer retention through loyalty initiatives built specifically to target the international golf industry. To date Consorteum has provided $214,950 of initial financing and owns a 49% stake in the joint venture. Part of the initial financing was used to acquire a loyalty engine technology license from FideliSoft, Inc., a Montreal, Quebec based loyalty and software provider. Under our license, the software also can be used for loyalty programs in different consumer and business sectors. Commencing October 31, 2009, Consorteum will pay Fidelisoft an annual licensing fee of $85,980 in four equal payments of $21,495.

         My Golf Rewards membership cards are distributed to interested golfers via participating golf courses. Golfers who apply for membership receive a My Golf Rewards loyalty card. The reward funds on this card continue to re-populate with ongoing use and redemption. The distinctive appeal of the card is that its value is based on rewarding golfers for repeat spending. As such, members are encouraged to use the card continually (rather than discard it after initial use).

         As part of this initiative, ILS, our joint venture partner, provided the design of the program and the technical support. ILS and Consorteum are jointly responsible for ongoing development of new functionality enhancement. ILS is responsible for all direct golf course sales, marketing, customer service and terminal installations.

         As a participant in My Golf Rewards, Consorteum will oversee and have final say over all operational aspects of the program. This includes providing executive management of the company, project management, technology partner management, support, and provisioning of the initial launch terminals, and loyalty card purchasing.

         Phase 1 of the rollout will consist of two areas of focus: the first will be concentrated on 20 (minimum) courses to build brand awareness. To help with the adoption of the program, Consorteum will provide terminals (approximately $450 per terminal, for 20 terminals, a cost of $9,000) and cards (already purchased) to participating golf courses at no cost. Once the My Golf Rewards program has established itself within the industry, Consorteum will charge any new golf course an administration and set up fee to become part of the program. To enable customers to receive points throughout the golf courses facilities (pro shop, bar area, food and beverage cart) Consorteum anticipates the average golf course will require two or three terminals per location.


         Consorteum will be required to finance the following as part of its obligations to the joint venture: program manager, marketing collateral, software license, POS terminals, hosted database servers, ongoing course promotions team and technical support. We expect that program execution for stage 1, (focused on September 2009 - March 2010) will have a budgeted cost of $150,000. In addition we have a $100,000 annual licensing fee to Fidelisoft for the loyalty platform.

         My Golf Rewards charges the golf course a transaction fee each time the card is used. In addition My Golf Rewards charges a percentage fee of the total dollar points issued each time and a percentage fee of the dollar redemption amount.

MOBILE CHEQUE-IT

         Consorteum has signed a joint-venture agreement with 1510848 Ontario Inc., an Ontario corporation, to provide check cashing services to the mobile coffee truck industry. It is anticipated that the joint venture will be called Mobile Money Exchange. 1510848 Ontario Inc. will be responsible for all sales and marketing, driver sign up, administrative services, card management, client application form collection and check cashing services. Consorteum will be responsible for program management, deployment, technical support, application development, day to day operations and maintaining the banking and card platform relationships.

         Many mobile coffee drivers offer check-cashing services to enable customers to pay off their weekly incurred tab. The average driver typically processes approximately 40 checks a month (with the average check being $500). Accordingly, many drivers carry a large amount of cash in their trucks to facilitate this check-cashing service.

         The Mobile Money Exchange joint venture will enable approximately 1000 coffee truck vendors in Canada to provide real-time, remote check-cashing services directly from any coffee truck. Each driver will be outfitted with a wireless POS terminal (configured to load funds, in real time, on to a stored value prepaid card). Customers will be charged a 3% service fee of the check value ($500 average) for processing and loading funds onto their prepaid card. Drivers will also be able to use the wireless POS terminal to take debit or credit card payment directly.

         The first phase on the deployment process will include up to five trucks for the beta test to ensure all software and bank clearing of checks is seamless. The initial beta truck drivers will use the web browser on their cellular phone or dial in to the administrator to activate the remote load on the prepaid MasterCard. The deployment will not require any funding for this phase. This will be a short term solution as the drivers will require a more functional and streamlined process to a wireless POS terminal (Phase 2).

         Phase 2 will require the enabling of up to 1000 mobile trucks with POS terminals. The cost of these terminals will be approximately $500 per truck and will be either leased or rented to the drivers. Drivers not wishing to promote all services or rent a terminal will still be able to cash a check and load a card though the web browser on their cell phone at no cost to the driver. Expenses will be funded equally between Consorteum and 1510848 Ontario Inc., our joint venture partner.

         Consorteum's portion of deployment costs for this program is expected to cost approximately $100,000 in the first year. We estimate we will require one to two full time employees for supervision, accounting and periodic technical developments internally. Due to the anticipated amount of checks cashed and banking interaction, this program could be administratively heavy. Consorteum is responsible for the development and integration of the prepaid card reload applications into the POS terminal and provides the prepaid MasterCard product and any additional value added services.

         1510848 Ontario Inc. is responsible for all sales, marketing and check collection costs. Additionally they will be responsible to fund the inventory for the Leased or Rented POS terminals for the drivers.

         All net revenues from the Mobile Money Exchange venture will be divided equally between Consorteum and 1510848 Ontario Inc. It is anticipated this joint venture will expand beyond Canada, into United States, European and international markets throughout 2010-11.

         Under the joint venture agreement, Consorteum will receive revenues from several sources from this initiative. First, we will receive 50% of the 3% service fee charged to cash any check. Second, we will share equally in the revenues from monthly fees charged to any cardholder for maintaining the prepaid card account. Third, we will receive an override commission on any prepaid cellular and long distance products sold.

AFFINITY MANAGEMENT LTD.

         Affinity Management provides national coalition buying programs across a spectrum of industries including chemical and horticulture companies. Consorteum has a contract in place with Affinity Management that allows them to resell our services to their coalition members. Affinity has been approved to resell our Prepaid Payroll Card and MDR programs and will share all revenues on a 50/50 basis with Consorteum.

         Consorteum has provided to Affinity Management a payroll/incentive card program and Merchant Discount Rate program for Affinity Management Ltd. to offer to their clients in the United States and Canada. Since this is a reseller agreement, Consorteum has no financial liability for this program and no cost outlay.

         Consorteum will receive 50% of all ongoing net revenues from cardholder fees charged on any payroll cards and 50% of all net revenues generated from the MDR for credit and debit card processing.

FIRST NATIONS FINANCIAL SERVICES (FN FINANCIAL SERVICES)

         Consorteum has entered into an exclusive contract with FN Financial to provide for the deployment of a suite of financial services to First Nations
(FN) people and merchants. First Nations are Canada's indigenous population. We will act as the systems integrator to deliver the necessary components that will allow FN Financial to provide products and services to First Nation Bands. These services may include but are not limited to, Point of Sale (POS), Merchant Discount Rates (MDR), Automated Teller Machines (ATM), Stored Value, Payroll or Benefit Cards and Insurance. Consorteum will contract to third parties the provision of the hardware and software necessary to fulfill its obligations under the terms of the FN Financial contract.

         The deployment will occur in stages. Initially, Consorteum will provide MDR and POS hardware to an initial group of First Nation's bands across Canada commencing in the fourth quarter of 2009. In the second phase, 15,000 FN Benefits cards will be rolled out to the same select bands. FN Financial estimates that by the end of 2011, up to 300,000 benefits cards may be required. The FN Benefits card will be used to load government social assistance payments for First Nations People across Canada. This process will replace the current cumbersome manual check process.

         We estimate we will require two full time employees for the initial contractual obligation to manage the third party providers, deployment, sales and marketing support for the FN project. We estimate our first year costs associated with this project will be approximately $250,000. These costs do not include the purchase and installation of the hardware or the creation of the requisite software. Under our agreement with FN, all these expenses will be paid directly by FN to the third party providers.

         Consorteum will receive an ongoing revenue share based on its contract with FN Financial from fees charged to the cardholder for usage. Within the contract there is additional provision for revenue share from every future product and service provided to FN Financial. The term of the contract between FN Financial and Consorteum is for an initial period of four years and renewable for two year intervals thereafter.

TRANS SCREEN GROUP

         Consorteum has established a new Joint Venture partnership with Chicago based, Trans Screen Group. Under the terms of the joint venture, Trans Screen will leverage Consorteum expertise to provide new financial services solutions to a number of new emerging global markets.

         Through this newly established joint venture relationship, Trans Screen Group and Consorteum will expand into new markets in India, Africa, Russia, Latin America, Thailand and China. Services provided will include payroll cards, loyalty programs, gift cards, Credit Card processing and other value added services. Initial deployments are expected to commence in early to mid 2010.


OUR SALES AND MARKETING STRATEGY

         Consorteum has a two stage approach to sales and marketing, Direct (Consorteum managed and run programs) and Indirect (third party client managed and run programs).

         Our methodology for deployment and/or initiation of a program is based on the existence of a qualified business problem, an identified solution, and a real client need. Consorteum evaluates the revenue potential, cost effectiveness, and profitability before proceeding.

Direct:

         Once a defined opportunity has been identified, Consorteum will create our own sales and marketing strategy. Depending on the program being launched and availability of funding, the following areas could be included in the marketing plan: publication media, web media, direct person-to-person promotions, printed collateral, sponsored sporting events, retail store promotions, email, direct mail, radio or TV. The combination of plans utilized will depend upon our research concerning the most effective allocation strategies, supplemented by our experiences based on programs actually launched and developed.

Indirect:

         Our contracted clients are third party companies looking to resell our products or services to their customers, or who have contracted Consorteum to integrate a payment or transaction processing solution for them. A majority of our third party clients are either referred to us from existing industry partners or from our own direct sales efforts.

         We also have the ability to provide our third party clients with industry focused sales and marketing advice. Although Consorteum does not directly shape the marketing plans of our clients, we do provide marketing expertise to help maximize their promotional efforts to increase adoption of services.

OUR PRODUCTS

         We expect to create and distribute cards with a variety of functions and features that will depend upon the program to which they are addressed. A general description of various kinds of cards is set forth below; however, we do not currently have initiatives supporting all these varieties in place. Our ability to create different card types will depend upon a combination of client interest and initiatives and available funding sources.

LOYALTY CARDS:
         The Loyalty card enables the identification between the consumer and the loyalty provider. The card identifies the consumer accumulating points, or enables the recipient to redeem points for pre-selected award. The card also enables the loyalty/marketing provider to track the activity of their consumers spending habits and redemption activity.

RE-LOADABLE PREPAID CARD:

         Re-loadable prepaid cards are designed for people looking for multiple use functionality from their card. Many retailers offer re-loadable cards as a convenient way for their repeat spend customers to pay for products and services, while maintaining brand loyalty. Based on the specific program, these types of cards can be re-loaded at selected retail locations, on-line or at the bank.

PAYROLL CARDS:

         Each employee is issued his/her own stored value payroll card. The employer posts funds electronically to the employee's personal card via standard direct deposit processes or by flat file to a secured website interface. Once funds are loaded, the employee has immediate access to his payroll funds no matter where he may be.

         Employees can purchase goods and services at those locations that accept any major credit cards (including online and phone purchases) or withdraw cash at most ATMs. Stored value cards are safer than cash, reduce risk for purchases made online or over the phone and provide peace of mind for people on the go.

         Payroll cards are ideal for temporary workers, students, or those who work remotely, as well as those who desire flexibility.

MERCHANT DISCOUNT RATES:

         Merchant Discount Rates are fees charged to a merchant in order to accept payment from any of the major credit card companies. Consorteum has established relationships with several large processors to purchase transaction processing at a competitive rate and offer these services to our clients.

BENEFIT CARDS:

         Prepaid benefit cards have been developed in order that federal, municipal, state and provincial governments can deposit social assistance payments direct onto a prepaid card, instead of issuing millions of manual checks to recipients.

         Healthcare Benefit cards are designed to be loaded with a monetary value by Healthcare benefit suppliers which allow their clients to have control of their own benefit expenses

REBATE CARDS:

         Rebate cards are similar to a non re-loadable gift card. The card is issued to the recipient of the mail-in rebate instead of the traditional check process or restricted retailer gift card. The rebate card enables the mail-in recipient to use their rebate monies at any retail location, thus increasing customer satisfaction.

GIFT CARD, NON RE-LOADABLE:

         Non re-loadable gift cards normally have a preset denomination value and are designed as a one-time use, non-re-loadable card. These cards are traditionally designed for use at specific retail chains, closed loop, or open loop prepaid gift cards that can be used at any retail merchant that accepts major credit cards.

         Transaction levels have consistently been higher in the last quarter of the year due to increased use of our prepaid card programs during the holiday season. Transaction levels are greater for our loyalty and reward programs during the second and third quarter of the year.

HOW ARE WE PAID FOR OUR SERVICES?

         Each of our programs has a different method of collecting fees for the service. The amount of fees we receive varies with each program and the specific solution being offered. In some cases the transaction fee charged is set in the markets in which we are doing business.

         In general, we receive a portion of the transaction and monthly fees generated by the end user's card activity. In most cases we do not receive these revenues directly from the cardholders, as we generally do not have the direct relationship with them. We receive a percentage of the sums charged to the cardholder by the issuing bank for the retention, maintenance, user fees and other expenses associated with cardholder ownership. We receive our allocated percentages of these collected fees each month from the issuing bank together with a statement calculating our fees. Various kinds of fees associated by type of card are described below; however, our participation in one or more of the kinds of fees associated with each card, as well as the percentage of sharing of revenues, will differ from client to client based upon our actual contract.

Card Programs: Most of the card programs are consumer based billing. This means the cardholder pays service fees for different functions of the card. These fees could include Monthly Service fees, ATM fees, Balance inquiry fees, POS fees and others.

Loyalty Program: Fees for the loyalty programs are traditionally paid for by the retailer promoting the service. These could include administration fees, per transaction fees, reward issuing fees and reward redemption fees.

Merchant Discount Fees: The payment Processor charges the retail merchant a percentage of the transaction value for processing a specific card payment (VISA, MC, Debit). The processor pays Consorteum a percentage of net revenues generated from the fee charged to the merchant. We have and will continue to have card acceptance agreements with some banks under which fees are set.

WHAT REGULATIONS WILL OUR BUSINESS BE SUBJECT TO?

Due to the financial services focus of our business, Consorteum may be required to directly or indirectly conform to banking and Processing industry regulations. Our issuing bank and transaction Processing partners must comply with all federal and state/provincial banking regulations (eg. FDIC's "Regulation E" of the Electronic Funds Transfer Act) in addition to card association (for example, Visa, MasterCard, American Express, Discover) rules and regulations (for example, PCI Security Standards Council for payment account data security). Consorteum, as part of doing business with these partners, may have to comply with certain rules and regulations and/or ensure our other business partners and clients properly collect, store, disseminate, and comply with certain portions of these rules and regulations on our issuing bank and Processing partners' behalf (for example, KYC "Know Your Customer"). Consorteum currently has no financial or licensing obligation to meet these compliance regulations. These regulations do change over time and vary from country to country. The new post paid credit card regulations in the United States do not have a direct impact on the company as they are consumer based protection regulations. Consorteum does not currently issue post paid credit cards to consumers (all our prepaid cards are issued by issuing bank partners and are not part of the new interest percentage consumer regulation). As a result, we do not need to change our current business model.

WHAT INTELLECTUAL PROPERTY DO WE OWN OR LICENSE?

         Currently, we do not own any intellectual property that is subject to protection under U.S. or Canadian patent, trademark or copyright law. We have a license to use certain programming in connection with the MyGolf Rewards project.

         Presently we have not design our own software programs for processing transactions. We do not believe that we will devote our efforts to creating any form of programming or other intellectual property that can be the subject of a patent application or other form of "strong" intellectual property protection.

         We seek to maintain certain intellectual property as trade secrets or proprietary information. The secrecy of this information could be compromised by third parties, or intentionally or accidentally disclosed to others by our employees, which may cause us to lose any competitive advantage we enjoy from maintaining these trade secrets. We will, however, require all employees to sign non disclosure and confidentiality agreements and take other steps to protect our corporate assets prudently.

WHO IS OUR COMPETITION?

         Competition for the various products and services that Consorteum supplies to its clients are generally supplied by a number of different sources. The major financial institutions around the globe could supply a partial or complete array of products that will be in direct competition with Consorteum. The large Processors such as Chase Paymentech, First Data and Global Payments also supply parts of the Consorteum solutions but generally do not offer a complete end-to-end solution. The individual card associations such as MasterCard, Visa and Discover can offer card programs such as prepaid credit cards and gift cards direct to their card users. There are also companies that supply stored value card programs, such as Incomm and eFunds; and there are also a number of loyalty and rewards program suppliers.

EMPLOYEES

         Consorteum currently operates with a total of six (6) contract employees. These individuals are all full-time individuals and are all on Management Services Agreements. These are the only employees of the company.

ITEM 1A   RISK FACTORS

         The following risk factors apply to the Company, its business, the industry in which it operates and the common stock and market in which it trades. They should be read carefully by anyone with an interest in our Company who should consider the information together with the other material in this Report. Some of the statements in "Risk Factors" are forward looking statements.

RISKS RELATED TO OUR BUSINESS OPERATIONS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

         In its report dated September 29, 2009, the independent registered public accounting firm for Consorteum stated that the financial statements for the years ended June 30, 2009 and 2008 and for the period from inception (November 7, 2005) to June 30, 2009, were prepared assuming that Consorteum would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $3,023,280 at June 30, 2009 and recurring losses from operations. We continue to experience losses. Our ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including additional funds from the sale of the Company's securities or loans from financial institutions/individuals where possible. The continued operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful, or that these funds will be available at the times or in the amounts required on terms acceptable to us.

WE HAVE A LIMITED OPERATING HISTORY

         Although we were incorporated in 2006, we are a development stage company. We have a limited operating history and will likely encounter the risks and difficulties frequently encountered by early stage companies. Such risks include, without limitation, the following:

         o amount and timing of operating costs and capital expenditures in relation to expansion of our business, operations, and infrastructure;
         o time line to develop, test, coordinate, market and sell our card programs and processing procedures;
         o negotiation and implementation of strategic alliances or similar arrangements with companies with sufficient resources to support our programs and processing transactions;
         o        need for acceptance of products;
         o ability to anticipate and adapt to a competitive market and rapid technological developments;
         o        dependence upon key personnel.

         We cannot be certain our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

WE HAVE LIMITED SALES, MARKETING, AND DISTRIBUTION CAPABILITIES. WE WILL BE REQUIRED TO EITHER DEVELOP SUCH CAPABILITIES OR TO OUTSOURCE THESE ACTIVITIES TO THIRD PARTIES.

         We currently have limited sales, marketing and distribution capabilities. In order to succeed, we will be required to either develop such capabilities or to outsource these activities to third parties. We can provide no assurance that third parties will be interested in acting as our outsourced sales, marketing, and distribution arms on a timely basis, on commercially reasonable terms, or at all. If we are unable to establish sales, marketing, or distribution capabilities either by developing our own organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations. Further, in the event that we are required to outsource these functions on disadvantageous terms, we may be required to pay a relatively large portion of our net revenue to these organizations, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

RISKS RELATING TO THE CREDIT CARD AND TRANSACTION PROCESSING INDUSTRY

THE LEVEL OF TRANSACTIONS GENERATED BY OUR DIFFERENT CARD PROGRAMS IS SUBJECT TO SUBSTANTIAL SEASONAL VARIATION WHICH MAY CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE MATERIALLY.

         Our experience is that the level of transactions is subject to seasonal variation. Transaction levels have consistently been higher in the last quarter of the year due to increased use of our prepaid credit card programs during the holiday season. Transaction levels are greater for our loyalty and reward programs during the second and third quarter of the year. The level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year. As a result of these seasonal variations, our quarterly operating results, which depend in part on the number and value of the transactions processed, may fluctuate materially.

THE STABILITY AND GROWTH OF MULTIPLE TYPES OF CARD PROGRAMS DEPENDS ON MAINTAINING AGREEMENTS WITH SPONSORSHIP BANKS, SOFTWARE PROVIDERS AND PROCESSORS.

         All of our supplier agreements such as those with banks, processing companies and software companies, have expiration dates. Although our suppliers are generally obligated to renew our agreements, they may have the option not to do so. Therefore, one or more of our critical suppliers such as a bank or processing company may terminate its contract at expiration. Although we would have notice of any such decision, we may not be able to replace the relationship in a timely manner or on favorable economic terms or at all. The requirement to replace any critical supplier relationship would also generate additional costs in the replacement process. The inability to maintain or replace these agreements could have a material adverse effect on our business, and financial condition or results of operations.

WE DO NOT CONTROL THE TRANSACTION FEES FOR SOME OF OUR PROGRAMS IN THE MARKETS WHERE THEY OPERATE. THE INTERCHANGE FEES CHARGED AND SHARED ARE ESTABLISHED BY THE SPONSORING PROCESSORS OR FINANCIAL INSTITUTIONS.

         The amount of fees we receive per transaction is set in the markets in which we do business. We have and will continue to have card acceptance agreements with some banks under which fees are set. Also, we derive a portion of our revenues from "interchange fees" that are set by processors, financial institutions and the major card associations. We are not in a position to influence these fees. A significant decrease in the interchange fee could adversely affect our revenues.

WE ARE DEPENDENT UPON ELECTRONIC FINANCIAL TRANSACTION PROCESSORS OR THE CARD ISSUING INSTITUTION TO PROVIDE ASSISTANCE IN OBTAINING SETTLEMENT OF FUNDS RELATING TO INTERCHANGE REVENUE AS WELL AS OTHER TRANSACTIONS FEES AGREED UPON.

         We have agreements in place related to transaction based fee revenues on credit and debit cards issued by banks. We also have in place arrangements for the settlement of these types of transactions, but in some cases we do not have a direct relationship with the card-issuing bank and we rely for settlement on the regulation rules that are administered by card associations (such as Visa or MasterCard and others). These contracts are typically terminable by a bank or processing company on 90 days notice. We have arrangements in place with our processing partners or card sponsoring institution to collect our fees via revenue splits at point of origin. The termination of a contract with any one of these parties could result in the loss of revenues.

A LACK OF BUSINESS OPPORTUNITIES OR FINANCIAL RESOURCES MAY IMPEDE OUR ABILITY TO EXPAND AT DESIRED LEVELS, AND OUR FAILURE TO EXPAND OPERATIONS COULD HAVE AN ADVERSE IMPACT ON ITS FINANCIAL CONDITION.

         Our plans and opportunities will be focused on card issuing, transaction processing and providing financial services to our varied client base. The expansion and development of our business will depend on various factors including the following:

         o The demand for our card products, transaction processing and financial services product by the current markets.

         o The ability to form the appropriate relationships and obtain necessary approvals for the installation of our card programs.

         o The ability to install a transaction processing solution in an efficient and timely manner.

         o The ability to issue a sufficient numbers of cards which relate to loyalty, rebate, reward, prepaid and other card programs.

         o The availability of financing for the expansion of our business through partnerships, acquisition and hiring of additional personnel.

         o The increased acceptance of our card products in our target markets.

         o        The increase of transaction fees revenue we receive.

         o The deployment of larger numbers of the different card types by us, and our different distribution channels

         o        The continued use of our card product by cardholders.

         We expect that transaction levels on a newly created card program in a developing market will not increase significantly. We will work to improve the levels of usage of the card products by acquiring high-quality clients and eliminating less-developed potential markets and adding new transactions types that are compatible with our different products. However, we may not be successful in materially increasing transaction levels through these measures.

OUR LOSS OF CURRENT RELATIONSHIPS WITH PROCESSORS, CARD PLANS AND FINANCIAL INSTITUTIONS WILL HAVE A MATERIAL ADVERSE EFFECT ON FUTURE REVENUES AND PROSPECTS.

         Our revenue will be derived primarily from fees paid by users of our card products, by fees shared between us and the processors and also by the interchange revenues shared with the major card plan providers. Therefore, our future success will be dependent on our ability to increase the transaction and fee revenues that are created which are greater than our expenses. There can be no assurances that our efforts to achieve this in the beginning will be successful.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH THE LEADING SERVICE PROVIDERS WHO ARE MORE ESTABLISHED AND BETTER CAPITALIZED THAN US.

         We experience significant competition from banks, non-bank providers of card programs, major processors as well as multiple card program suppliers. Many of our competitors have materially greater financial resources than us and can therefore implement ever changing technological developments to meet the level of convenience that consumers demand. No assurance can be given that we will be able to compete successfully with our more established and better-capitalized competitors.

RISKS RELATED TO OUR SHARES

IN RECENT YEARS, THE STOCK MARKET IN GENERAL HAS EXPERIENCED PERIODIC PRICE AND VOLUME FLUCTUATIONS. THIS VOLATILITY HAS HAD A SIGNIFICANT EFFECT ON THE MARKET PRICE OF SECURITIES ISSUED BY MANY COMPANIES FOR REASONS OFTEN UNRELATED TO THEIR OPERATING PERFORMANCE. THESE BROAD MARKET FLUCTUATIONS MAY ADVERSELY AFFECT OUR STOCK PRICE, REGARDLESS OF OUR OPERATING RESULTS. THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

         The price of our common stock is quoted on the OTCBB and constantly changes. We expect that the market price of the common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

      o     quarterly variations in our financial results;

      o operating results that vary from the expectations of management, securities analysts and investors;

      o changes in expectations as to our business, prospects, financial condition, and results of operations;

      o     announcements by us or our competitors of material developments;

      o the operating and securities price performance of other companies that investors believe are comparable to us;

      o     future sales of our equity or equity-related securities;

      o changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

      o     departures of key personnel; and

      o     regulatory and intellectual property considerations.

FUTURE SALES OF COMMON STOCK OR THE ISSUANCE OF SECURITIES SENIOR TO OUR COMMON STOCK OR CONVERTIBLE INTO, OR EXCHANGEABLE OR EXERCISABLE FOR, OUR COMMON STOCK COULD MATERIALLY ADVERSELY AFFECT THE TRADING PRICE OF THE COMMON STOCK, AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS.

         Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock. There are currently 6,860,000 shares of our common stock available for sale.

OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK REGULATIONS THAT IMPOSE RESTRICTIONS ON THE MARKETABILITY OF OUR COMMON STOCK. AS A CONSEQUENCE, THE ABILITY OF OUR STOCKHOLDERS TO SELL SHARES OF OUR COMMON STOCK COULD BE IMPAIRED.

         The Securities and Exchange Commission (the "Commission") has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions that are not applicable to our company at present. Our common stock is subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors. The regulations require that prior to any transaction involving a penny stock, a risk disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser's written consent to the transaction prior to sale. As such the market liquidity for the common stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

         You should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

         o control of the market for the security by one or a few broker-dealers;

         o        "boiler room" practices involving high-pressure sales tactics;

         o manipulation of prices through prearranged matching of purchases and sales;

         o        the release of misleading information;

         o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

         o dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

         We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

FAILURE TO REMAIN CURRENT IN REPORTING REQUIREMENTS COULD RESULT IN DELISTING FROM THE OVER THE COUNTER BULLETIN BOARD.

         Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the Bulletin Board.

         In addition, the Financial Industry Regulatory Authority ("FINRA"), which supervises the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K.

FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF OUR COMMON STOCK.

         If the Company is unable to maintain FINRA member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY AFFECT MARKET PRICE.

         All the shares held by Consorteum Stockholders who received them in the Exchange Agreement transaction were issued in reliance on the section 4(2) exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least six months, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current Company information is then publicly available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

WE HAVE NEVER PAID ANY CASH DIVIDENDS BECAUSE WE HAVE NEVER HAD ANY EARNINGS, AND WE WILL NOT PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never paid any cash dividends on our common stock since we began our business operations because we have never had earnings from which any such dividends could be declared. Assuming we attain earnings in the future, we do not intend to pay cash dividends. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders or otherwise may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the board of directors decides is relevant. See "Dividend Policy" and "Description of Securities - Common Stock".

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

         Consorteum has a lease on office space at Suite 202, 2900 John Street, Markham, Ontario, L3R 5G3. This lease is for the period commencing May 15, 2009, and ending May 14, 2010. The property is 2231 square feet, at a rate of $3923.85 per month, inclusive of all fees and taxes.


ITEM 3.  Legal Proceedings.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The Company's shares of common stock are traded on the Over the Counter Bulletin Board under the symbol "CSRH.OB" The following information is for the Company under its current trading symbol CSRH which it received at the time of the closing of the exchange agreement with Consorteum, Inc. in June 2009. There was no trading activity for the Company under the symbol CSRH for any quarterly period before the quarter ended June 30, 2009. Prior thereto, the Company's symbol was IMPL.OB for the quarters ended December 31, 2008 and March 31, 2009 and WLNT.OB for the quarter ended September 30, 2008, during which time periods there was no trading activity. As a result, the bid and asked prices for the Company's common stock under its current name, Consorteum Holdings, Inc. is for the last calendar quarter of the fiscal year ended June 30, 2009, and the prices shown below for the calendar quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 reflect quotations for the Company under its prior names, Implex Corporation and Wellentech Services, Inc., and its prior trading symbols, IMPL.OB and WLNT.OB The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2009
                                                        HIGH          LOW

Quarter Ended September 30, 2008(no trading)           $ 0            $ 0
Quarter Ended  December 31, 2008(no trading)           $ 0            $ 0
Quarter Ended March 31, 2009 (no trading)              $ 0            $ 0
Quarter Ended June 30, 2009                            $ 0.50        $ 0.45

Holders of common equity

         As of September 30, 2009, the Company had approximately 59 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

         The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

Equity securities sold without registration

         Sales of unregistered (restricted) securities during the fiscal year ended June 30, 2009 that have not been previously reported either in a Form 10-Q or in a Form 8-K: None

         On July 6, 2009 the Company entered into investor relations agreements with three consultants pursuant to which the Company issued a total of 3,280,000 shares of its common stock for services rendered and to be rendered under the respective agreements.

         On September 19, 2009, the Company authorized the issuance of 5,800,000 shares of its common stock to four of its officers as compensation for accrued salary for all periods ended prior to March 31, 2009. See Item 11 "Executive Compensation--Summary Compensation Table."

Company purchases of equity securities

         There were no purchases of the Company's common stock by the Company or its affiliates during the year ended June 30, 2009, except for the exchange of shares of the common stock of Consorteum for shares of the Company's common stock at the closing of the exchange agreement transaction in June 2009 in which the Company's officers and directors participated. The events of the exchange agreement closing are described in the Company's Form 8-K filing made on June 15, 2009 as amended on June 22, 2009.

ITEM 6. Selected Financial Data.

Not required.

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE LEVEL OVERVIEW

         Consorteum, Inc. was incorporated under the laws of the Province of Ontario on April 3, 2006. On June 15, 2009, Consorteum became a wholly-owned subsidiary of the Company as a result of the closing under an agreement and plan of exchange pursuant to which all of the Consorteum stockholders exchanged all of their issued and outstanding shares of Consorteum for an equivalent number of shares of common stock of the Company. As a result of the exchange agreement closing, Consorteum Inc. will function as the operating company and the Company will be a holding company.

         Consorteum will focus on providing leading edge solutions to financial institutions, healthcare, government, associations, and private sector companies for electronic transaction processing and systems integration. Consorteum's services provide customized, innovative technology solutions that create, augment and enhance customers' existing systems. These enhancements and programs are aimed to serve underserved markets and provide equal opportunity for financial services to a greater audience. Consorteum works with a multitude of global technology partners that enable the company to create customized solutions for each of its clients across a broad spectrum of industries.

         Until the closing of the exchange agreement, Consorteum relied on financing from sales of its common stock to related parties and private lending arrangements with individual investors. Management believes Consorteum's changed status as a subsidiary of a public company will make it easier to provide working capital stability, allowing Consorteum to grow and meet its operational forecast. Consorteum must raise an estimated total of $600,000 of operating capital in order to implement the first phases of the various contract initiatives described above in Item 1 entitled "The Business." To the extent that Consorteum receives less than the amount sought or receives it over time instead of as one payment, management will be required to select which initiatives to deploy and which to defer pending the receipt of additional funding.

         Consorteum is currently in negotiations with more than one source of potential investor funding for the Company; however, the amount, terms and conditions of any such investment are still to be determined, and there can be no assurance that any such negotiations will result in a closing for all of the funds needed or be concluded successfully at all.

         Consorteum has several contracts in place that will begin in the second quarter of 2010. Consorteum will earn the majority of its revenue in the near future from debit and credit card transaction fees.

         The financial results of 2008 and 2009 are reflective of an early stage company that has been focused on growing the proper management team, putting infrastructures in place and seeking out an acquiring company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2009, Consorteum's fiscal year-end, Consorteum had $8,773 in total current assets, compared to total current assets of $23,395 as of June 30, 2008. The June 30, 2009 current assets were comprised of $185 in cash, $7,303 in accounts receivable and $1,285 in prepaid expenses. As at June 30, 2009, Consorteum fixed assets consisted of computer equipment valued at $17,221 less accumulated depreciation of $10,447.

         Until Consorteum has the necessary financial operating capital to execute its business plan, revenues will be limited due to program deployment delays. Many of the existing contracts and initiatives require capital expenditure by Consorteum.


RESULTS OF OPERATIONS

         Consorteum had revenues of $581 for the year ended June 30, 2009, compared with $223,627 for the year ended June 30, 2008. The majority of the revenue in 2009 was earned from a single customer.

         For the year ended June 30, 2009, Consorteum had a net loss of $1,158,534 compared to a net loss of $999,247 for the year ended June 30, 2008. Operating expenses increase from $1,043,198 for the year ended June 30, 2008 to $1,044,446 for the year ended June 30, 2009. The majority of this increase can be attributed to an increase in general and administrative related expenses. Approximately $350,000 of expenses for the year were associated with the negotiations and closing of the Exchange Agreement transaction. In addition, there was a significant increase in rent ($15,394 in 2009 compared to $3,166 in 2008) and interest on loans ($96,892 in 2009 compared to $33,208 in 2008).

OFF BALANCE SHEET ARRANGEMENTS

         The Company does not currently have any off-balance sheet arrangements.

Contractual Obligations

         The Company does not have any significant contractual obligations except for a contract to pay $100,000 in four equal quarterly instalments of $25,000 to Fidelsoft under a software licensing agreement for the period September 2009 through August 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES ALL:

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:


RISK AND UNCERTAINTIES:
         Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated retail transactions, and inability to control expenses, technology changes in the industry, relationships with processing agencies and networks, changes in its relationship with related parties providing operating services to the Company and general uncertain economic conditions. Negative developments in these or other risk factors could have material adverse affect on the Company's future financial position, results of operations and cash flow.

CASH AND CASH EQUIVALENTS:

         Consorteum considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2009 or June 30, 2008.

      Equipment, Net

         Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

      Impairment of Long Lived Assets

         In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company closes operations, the asset values may be materially imperil.

       Accounts Receivable

         The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

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

      Equity Investments

         Equity investments include entities over which the Company exercises significant influence but does not exercise control. These are accounted for using the equity method of accounting and are initially recognized at cost net of any impairment losses. The Company's share of these entities' profits or losses after acquisition of its interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Company's share of losses of these investments equals or exceeds the carrying amount of the investment, the Company only recognizes further losses where it has incurred obligations or made payments on behalf of the affiliate.

         Joint ventures are entities over which the Company exercises control jointly with another party or parties. Joint ventures are also accounted for under the equity method as described above.

      Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

      Foreign Currency Translation

         In accordance with the provision of SFAS No. 52, "FOREIGN CURRENCY TRANSLATION," the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

      Comprehensive Income or Loss

         The Company applies the provisions of SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

     Earnings or Loss Per Share

         The Company accounts for earnings or loss per share pursuant to SFAS No. 128, "EARNINGS PER SHARE," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

      Financial Instruments

         Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

         Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

            CONCENTRATION OF CREDIT RISK

         SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

      Comparative Financial Information

         Certain financial information for the year ended June 30, 2008, has been reclassified to conform with the financial statement presentation adopted in the current year.

      Recent Accounting Pronouncements

         In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

            In December 2007, FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements--amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will have no impact on the Company's financial statements.

            In February 2008, FASB issued FSP on SFAS No.140-3, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AND REPURCHASE FINANCING TRANSACTIONS" ("FSP SFAS 140-3"). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No.140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In February 2008, FASB issued FSP SFAS No. 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "FAIR VALUE MEASUREMENT," for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

            In March 2008, FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In April 2008, FASB issued FSP SFAS No. 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In May 2008, FASB issued FSP Accounting Principles Board ("APB") No. 141-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)" ("FSP APB 141-1"). FSP APB 141-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS." Additionally, FSP APB 141-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 141-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In May 2008, FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States of America (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, "DISCLOSURES ABOUT CREDIT DERIVATIVES AND CERTAIN GUARANTEES: AN AMENDMENT OF FASB STATEMENT NO. 133 AND FASB INTERPRETATION NO. 45; AND CLARIFICATION OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 161" ("FSP SFAS 133-1 and FIN 45-4"). FSP 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS," to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP SFAS 133-1 and FIN 45-4 that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements. The adoption of FSP 133-1 and FIN 45-4 will have no impact on the Company's financial statements.

         In December 2008, FASB issued FSP SFAS No. 140-4 and FIN 46 (R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46
(R)"). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)" are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

         In April 2009, FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS 157-4"),which provides guidance for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. It is applicable to all assets and liabilities (e.g. financial and nonfinancial) and will require enhanced disclosures. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.


         In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP SFAS 115-2 and SFAS 124-2") which provides additional guidance to provide greater clarity about the credit and noncredit component of any other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

         In April 2009, FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments", ("FSP SFAS 107-1 and APB 28-1") which amends SFAS 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

            In April 2009, FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", ("FSP SFAS141(R)-1"), which amends and clarifies SFAS 141 (revised 2007), "Business Combinations", to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is for effective assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

         In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP SFAS 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired. May 2009, FASB issued SFAS No. 165 "Subsequent Events", ("SFAS 165"), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements' and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

         In June 2009, the FASB issued SFAS No.166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No.140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

         In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

         In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.  Financial Statements and Supplementary Data.


Contents

Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheets at June 30, 2009 and June 30, 2008                         F-2

Statements of Operations and Comprehensive Loss for the
     years ended June 30, 2009 and 2008, and Cumulative from
     Inception (November 7, 2005) Through June 30, 2009                   F-3

Statements of Stockholders' Deficit for the Periods from Inception
   (November 7, 2005) Through June 30, 2009                               F4-5

Statements of Cash Flows for the Years Ended June 30, 2009 and 2008 and
   Cumulative from Inception (November 7, 2005)
   Through June 30, 2009                                                  F-6

Notes to Financial Statements                                             F7-19

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of CONSORTEUM HOLDINGS, INC.



         We have audited the accompanying balance sheets of CONSORTEUM HOLDINGS, INC. (formerly known as Implex Corporation) (A Development Stage Company) (the "Company") as of June 30, 2009, and 2008, and the related statements of operations and comprehensive (loss), stockholders' (deficit) and cash flows for each of the two years in the period ended June 30, 2009, and the period from November 7, 2005 (date of inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consorteum Holdings, Inc. as of June 30, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009, and the period from November 7, 2005 (date of inception) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has an accumulated deficit during the development stage, and has insufficient working capital to meet its planned business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                               /s/ SF Partnership, LLP

TORONTO, CANADA                               CHARTERED ACCOUNTANTS
September 29, 2009



CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
June 30, 2009, and 2008
(Expressed in U.S. Dollars)
                                                                    2009           2008
                                                                 -----------    -----------
                                     ASSETS
CURRENT ASSETS
    Cash                                                         $       185    $    16,049
    Accounts receivable, net (Note 4)                                  7,303          7,346
    Prepaid expense                                                    1,285             --
                                                                 -----------    -----------

TOTAL CURRENT ASSETS                                                   8,773         23,395

INVESTMENTS IN AFFILIATED COMPANIES (Note 5)                          86,123        118,557

EQUIPMENT, NET (Note 6)                                                6,774         11,038
                                                                 -----------    -----------

TOTAL ASSETS                                                     $   101,670    $   152,990
                                                                 -----------    -----------

                                   LIABILITIES
CURRENT LIABILITIES
    Bank indebtedness (Note 7)                                   $    87,765    $   122,588
    Accounts payable                                                 276,459        210,054
    Accrued liabilities                                            1,730,325      1,105,415
    Loans payable (Note 8)                                           917,944        557,128
    Due to stockholders (Note 9)                                      30,779         68,685
                                                                 -----------    -----------

TOTAL CURRENT LIABILITIES                                          3,043,272      2,063,870
                                                                 -----------    -----------



COMMITMENTS AND CONTINGENCIES (Note 14)

                             STOCKHOLDERS' (DEFICIT)
CAPITAL STOCK (Note 11)
    Preferred stock, par value $0.001 per share; 100,000,000
       shares authorized; none issued and outstanding.                    --             --
    Common stock, par value $0.001 per share; 100,000,000
       shares authorized; 46,859,750 shares (2008 - 69,859,750
       shares) issued and outstanding.                                46,860         69,860



DISCOUNT ON COMMON STOCK                                            (116,224)       (34,195)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                        151,042        (81,799)

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                (3,023,280)    (1,864,746)
                                                                 -----------    -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                     (2,941,602)    (1,910,880)
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                    $   101,670    $   152,990
                                                                 -----------    -----------

        (The accompanying notes are an integral part of these financial statements.)





CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY) Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2009, and 2008, and Cumulative from Inception
(November 7, 2005) Through June 30, 2009
(Expressed in U.S. Dollars)
                                                                                   Cumulative from
                                                                                         Inception
                                                                                     (November 7,
                                                                                             2005)
                                                         Year Ended     Year Ended          Through
                                                           June 30,        June 30,        June 30,
                                                               2009            2008            2009


REVENUES                                               $        581    $    223,627    $    246,417
                                                       ------------    ------------    ------------

OPERATING EXPENSES
    Management and consulting fees                          628,344         706,438       1,801,505
    General and administration expenses                     413,205         183,332         786,168
    Bad debt expense                                             --          99,738          99,738
    Selling expenses                                             --          49,475          98,010
    Depreciation expense                                      2,897           4,215          11,108
                                                       ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                  1,044,446       1,043,198       2,796,529
                                                       ------------    ------------    ------------

(LOSS) FROM OPERATIONS                                   (1,043,865)       (819,571)     (2,550,112)
                                                       ------------    ------------    ------------

OTHER (EXPENSES)
    Equity in net (loss) of an affiliated company           (17,777)       (111,835)       (232,549)
    Write off of investment in an affiliated company             --         (34,633)        (78,783)
    Interest and financing costs                            (96,892)        (33,208)       (161,836)
                                                       ------------    ------------    ------------

TOTAL OTHER (EXPENSES)                                     (114,669)       (179,676)       (473,168)
                                                       ------------    ------------    ------------

NET (LOSS)                                               (1,158,534)       (999,247)     (3,023,280)

Foreign currency translation adjustment                     232,841         (30,722)        151,042
                                                       ------------    ------------    ------------

COMPREHENSIVE (LOSS)                                   $   (925,693)   $ (1,029,969)   $ (2,872,238)
                                                       ------------    ------------    ------------

(LOSS) PER SHARE

    BASIC                                              $      (0.02)   $      (0.01)
                                                       ------------    ------------

    DILUTED                                            $      (0.02)   $      (0.01)
                                                       ------------    ------------

WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING - BASIC       68,914,545      69,854,695
                                                       ------------    ------------


WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING - DILUTED     69,753,887      69,854,695
                                                       ------------    ------------


          (The accompanying notes are an integral part of these financial statements.)





CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Deficit
For the Periods from Inception (November 7, 2005) Through June 30, 2009
(Expressed in U.S. Dollars)


                                                          Preferred Stock                 Common Stock            Discount on
                                                ---------------------------     ------------------------------         Common
                                                      Shares         Amount          Shares          Amount             Stock
                                                --------------------------------------------------------------------------------

Opening balance - November 7, 2005                       --   $                    39,999,750   $      40,000    $     (40,000)
   Common stock issued at inception                                                24,000,000          24,000          (23,900)
   Common stock issued for cash                          --              --         3,200,000           3,200           12,800
   Net loss for the period                               --              --                --              --               --
                                                 -------------------------------------------------------------------------------

Balance - December 31, 2005                              --              --        67,199,750          67,200          (51,100)
  Common stock issued for cash                           --              --         2,250,000           2,250            9,000
  Common stock issued for services rendered              --              --           400,000             400            5,600
  Services contributed by stockholder                    --              --                --              --           10,320
  Net loss for the period                                --              --                --              --               --
                                                 -------------------------------------------------------------------------------

Balance - December 31, 2006                              --              --       69,849,750           69,850          (26,180)
  Stockholder contributions                              --              --               --               --               --
  Services contributed by stockholder                    --              --               --               --               --
  Net loss for the period                                --              --               --               --               --
                                                 -------------------------------------------------------------------------------

Balance - December 31, 2007                              --              --      69,849,750           69,850          (26,180)
  Common stock issued for cash                           --              --          10,000               10               --
  Stockholder contributions                              --              --              --               --               --
  Services contributed by stockholder                    --              --              --               --               --
  Recapitalization on reverse merger                     --              --              --               --           (8,015)
  Foreign currency translation adjustment                --              --              --               --               --
  Net loss for the period                                --              --              --               --               --
                                                 -------------------------------------------------------------------------------

Balance - June 30, 2008                                  --              --      69,859,750           69,860          (34,195)
   Stock cancellation                                    --              --     (23,000,000)         (23,000)          23,000
  Assumptions of liabilities and
    loan on reverse merger
    transaction                                          --              --              --               --         (105,029)
  Foreign currency translation
   Adjustment                                            --              --              --               --               --
  Net loss for the period                                --              --              --               --               --
                                                 -------------------------------------------------------------------------------

Balance - June 30, 2009                                  --   $          --      46,859,750    $      46,860    $    (116,224)
                                                 -------------------------------------------------------------------------------

[continued next page]

                           (The accompanying notes are an integral part of these financial statements.)



                                                                                       (Deficit)
                                                                                     Accumulated
                                                   Additional             Other       During the           Total
                                                      Paid-In     Comprehensive      Development   Stockholders'
                                                      Capital     Income (Loss)            Stage       (Deficit)
                                                ----------------------------------------------------------------

Opening balance - November 7, 2005               $          --    $          --    $          --              --
   Common stock issued at inception                                                                          100
   Common stock issued for cash                             --               --               --          16,000
   Net loss for the period                                  --               --              467              467
                                                -----------------------------------------------------------------

Balance - December 31, 2005                                 --               --              467           16,567
  Common stock issued for cash                              --               --               --           11,250
  Common stock issued for services rendered                 --               --               --            6,000
  Services contributed by stockholder                       --               --               --           10,320
  Net loss for the period                                   --               --          (24,960)         (24,960)
                                                -----------------------------------------------------------------

Balance - December 31, 2006                                 --               --          (24,493)          19,177
  Stockholder contributions                              6,085               --               --            6,085
  Services contributed by stockholder                    2,400               --               --            2,400
  Net loss for the period                                   --               --          (38,862)         (38,862)
                                                -----------------------------------------------------------------

Balance - December 31, 2007                             8,485               --          (63,355)         (11,200)
  Common stock issued for cash                             --               --               --               10
  Stockholder contributions                             4,174               --               --            4,174
  Services contributed by stockholder                   1,700               --               --            1,700
  Recapitalization on reverse merger                  (14,359)         (51,077)        (802,144)        (875,595)
  Foreign currency translation adjustment                  --          (30,722)              --          (30,722)
  Net loss for the period                                  --               --         (999,247)        (999,247)
                                                -----------------------------------------------------------------

Balance - June 30, 2008                                    --          (81,799)      (1,864,746)      (1,910,880)
   Stock cancellation                                      --               --               --               --
  Assumptions of liabilities and
    loan on reverse merger
    transaction                                            --               --               --         (105,029)
  Foreign currency translation
   Adjustment                                              --          232,841               --          232,841
  Net loss for the period                                  --               --       (1,158,534)      (1,158,534)
                                                -----------------------------------------------------------------

Balance - June 30, 2009                         $          --    $     151,042     $ (3,023,280)   $  (2,941,602)
                                                -----------------------------------------------------------------

                   (The accompanying notes are an integral part of these financial statements.)





CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
For the Years Ended June 30, 2009, and 2008, and Cumulative from
Inception (November 7, 2005) Through June 30, 2009
(Expressed in U.S. Dollars)

                                                                                                        Cumulative from
                                                                                                              Inception
                                                                           Year Ended     Year Ended   November 7, 2005)
                                                                             June 30,       June 30,            Through
                                                                                 2009           2008      June 30, 2009
                                                                          -----------    -----------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $(1,158,534)   $  (999,247)      $(3,023,280)
    Adjustments to reconcile net (loss) to net cash (used in) operating activities:
      Equity in net loss of an affiliated company                              17,777        111,835           232,549
      Writeoff of investment in an affiliated company                              --         34,633            78,213
      Depreciation                                                              2,897          4,215            11,108
      Stock issued on reverse merger                                               --          1,563            35,579

    Changes in non-cash working capital, net of effects
      from reverse merger transaction:
      Accounts receivable                                                        (861)        (1,114)           (8,207)
      Prepaid expenses                                                         (1,282)            --            (1,282)
      Accounts payable                                                         12,212        104,070           222,266
      Accrued liabilities                                                     759,441        571,632         1,724,910
                                                                          -----------    -----------    --------------

NET CASH (USED IN) OPERATING ACTIVITIES                                      (368,350)      (172,413)         (728,144)
                                                                          -----------    -----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                                       --         (3,158)          (19,249)
    Acquisition of investment in affiliated companies                              --       (115,621)         (286,916)
                                                                          -----------    -----------    --------------

NET CASH (USED IN) INVESTING ACTIVITIES                                            --       (118,779)         (306,165)
                                                                          -----------    -----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans                                                       407,847        275,548           964,975
    Repayment of loan                                                          (4,289)            --            (4,289)
    Proceeds from bank indebtedness                                           (19,664)         5,263           109,416
    Repayment of bank indebtedness                                                 --         (6,492)           (6,492)
    Proceeds from issuance of capital stock                                        --             --                86
    Repayments of stockholders' advances                                     (224,097)      (732,130)       (1,216,010)
    Proceeds from stockholders' advances                                      194,727        790,073         1,255,325
                                                                          -----------    -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     354,524        332,262         1,103,011
                                                                          -----------    -----------       -----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                         (2,038)       (25,021)          (68,517)
                                                                          -----------    -----------       -----------

NET (DECREASE) INCREASE IN CASH                                               (15,864)        16,049               185

CASH - BEGINNING OF PERIOD                                                     16,049             --                --
                                                                          -----------    -----------       -----------

CASH - END OF PERIOD                                                      $       185    $    16,049       $       185
                                                                          ===========    ===========       ===========


                      (The accompanying notes are an integral part of these financial statements.)

                                                           F-6

1.    ORGANIZATION, DEVELOPMENT STAGE ACTIVITIES, AND GOING CONCERN


      Consorteum Holdings, Inc. ("Holdings" and subsequent to the reverse merger, the "Company"), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc.


      On June 15, 2009 Holdings entered into an agreement and plan of exchange whereby Holdings acquired 100% of the issued and outstanding shares of common stock of Consorteum Inc. ("Consorteum") from Consorteum's stockholders, by exchanging 39,999,750 shares of Holdings' common stock, in a reverse merger transaction. Consorteum is a company incorporated under the laws of the province of Ontario on April 3, 2006. Prior to the agreement and plan of exchange, Holdings had 29,860,000 shares of its common stock, issued and outstanding. At the closing of the exchange transaction, Holdings cancelled 23,000,000 shares of its common stock held by one stockholder. As a result of the exchange, the principal stockholders of Consorteum control 85% of Holdings. While Holdings is the legal parent, Consorteum became the parent for accounting purposes.


      DEVELOPMENT STAGE ACTIVITIES


      The Company provides pioneering technology solutions and management expertise to companies and organizations looking to develop, streamline or augment their methods of processing payment transactions. It operates as a technology and services aggregator to meet the diverse needs of its client base by leveraging its wide-ranging partner technologies to develop end-to-end, turn-key card and payment transaction processing solutions.

      GOING CONCERN ASSUMPTION

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of June 30, 2009, the Company had a negative working capital of $3,034,499 (2008 - $2,040,475) and a deficit accumulated during the development stage of $3,023,280 (2008 - $1,864,746).

      The Company's continuance as a going concern is dependent on the successful efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; and the attainment of key contracts. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these financial statements could be material.

      The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent with that of the previous year. Set forth below are the Company's significant accounting policies:

      a)    Basis of Presentation

            The merger of Holdings and Consorteum has been recorded as a recapitalization of Holdings, with the net assets of Consorteum and Holdings brought forward at their historical bases and represents a continuation of the financial statements of Consorteum. The substance of the Company's share issuance and the reorganization is a transaction which results in Consorteum becoming a listed public entity through Holdings' acquisition of Consorteum's net assets.

      b)    Equipment, Net

            Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

      c)    Impairment of Long Lived Assets

            In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company closes operations, the asset values may be materially imperil.

       d)    Accounts Receivable

             The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

      e)    Revenue Recognition

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

      f)    Equity Investments

            Equity investments include entities over which the Company exercises significant influence but does not exercise control. These are accounted for using the equity method of accounting and are initially recognized at cost net of any impairment losses. The Company's share of these entities' profits or losses after acquisition of its interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Company's share of losses of these investments equals or exceeds the carrying amount of the investment, the Company only recognizes further losses where it has incurred obligations or made payments on behalf of the affiliate.

            Joint ventures are entities over which the Company exercises control jointly with another party or parties. Joint ventures are also accounted for under the equity method as described above.

      g)    Income Taxes

            The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

      h)    Foreign Currency Translation

            In accordance with the provision of SFAS No. 52, "FOREIGN CURRENCY TRANSLATION," the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

      i)    Comprehensive Income or Loss

            The Company applies the provisions of SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

      j)    Earnings or Loss Per Share

            The Company accounts for earnings or loss per share pursuant to SFAS No. 128, "EARNINGS PER SHARE," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

      k)    Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

      l)    Financial Instruments

            Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

            Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

            CONCENTRATION OF CREDIT RISK


            SFAS No. 105, "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.


      m)    Comparative Financial Information

            Certain financial information for the year ended June 30, 2008, has been reclassified to conform with the financial statement presentation adopted in the current year.

      n)    Recent Accounting Pronouncements

            In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

            In December 2007, FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements--amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will have no impact on the Company's financial statements.

            In February 2008, FASB issued FSP on SFAS No.140-3, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AND REPURCHASE FINANCING TRANSACTIONS" ("FSP SFAS 140-3"). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No.140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS
            140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In February 2008, FASB issued FSP SFAS No. 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "FAIR VALUE MEASUREMENT," for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

            In March 2008, FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In April 2008, FASB issued FSP SFAS No. 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In May 2008, FASB issued FSP Accounting Principles Board ("APB") No. 141-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)" ("FSP APB 141-1"). FSP APB 141-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS." Additionally, FSP APB 141-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 141-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In May 2008, FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States of America (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP SFAS 133-1 and FIN 45-4"). FSP 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP SFAS 133-1 and FIN 45-4 that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements. The adoption of FSP 133-1 and FIN 45-4 will have no impact on the Company's financial statements.

            In December 2008, FASB issued FSP SFAS No. 140-4 and FIN 46 (R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46 (R)"). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December
            2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)" are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

             In April 2009, FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS 157-4"),which provides guidance for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. It is applicable to all assets and liabilities (e.g. financial and nonfinancial) and will require enhanced disclosures. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

            In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP SFAS 115-2 and SFAS 124-2") which provides additional guidance to provide greater clarity about the credit and noncredit component of any other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

            In April 2009, FASB issued FSP SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments", ("FSP SFAS 107-1 and APB 28-1") which amends SFAS 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

            In April 2009, FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", ("FSP SFAS141(R)-1"), which amends and clarifies SFAS 141 (revised 2007), "Business Combinations", to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is for effective assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

            In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP SFAS 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

            In May 2009, FASB issued SFAS No. 165 "Subsequent Events", ("SFAS 165"), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements' and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

            In June 2009, the FASB issued SFAS No.166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No.140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

             In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

            In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its financial statements.

3.    FAIR VALUE MEASUREMENTS

      The Company adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS No. 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

            Level 1 - Observable inputs that reflect quoted prices
                     (unadjusted) for identical assets or liabilities in
                      active markets.

            Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

            Level 3 - Unobservable inputs which are supported by little or no market activity.

      The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash, bank indebtedness (Level 1), accounts receivable, due to stockholders, accounts payable, accrued liabilities, and loans payable (Level 2) are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

4.    Accounts Receivable, Net

                                                                            2009          2008

       Accounts receivable - trade                                      $     --      $ 98,855
       Accounts receivable - other                                         7,303         7,436
                                                                        --------      --------

                                                                           7,303       106,201
       Less allowance for doubtful accounts                                  --       (98,855)
                                                                        --------      --------

                                                                         $  7,303      $  7,346

5.    INVESTMENTS IN AFFILIATED COMPANIES

                                                                            2009          2008

       Acquisition costs
          49% ownership interest in My Golf Rewards Canada Inc.          $ 343,502    $ 343,502
          40% units in FP Financial Ltd.                                        --       83,360
                                                                         ---------    ---------

         Total                                                             343,502      426,862
                                                                         ---------    ---------

       Accumulated equity in net (loss) of My Golf Rewards Canada Inc.
         Balance, beginning of period                                     (224,945)    (109,206)
         Equity in net (loss) for the period                               (17,777)    (111,835)
         Translation adjustment                                            (14,657)      (3,904)
                                                                         ---------    ---------

         Balance, end of period                                           (257,379)    (224,945)
                                                                         ---------    ---------

       Writeoff of investment in FP Financial Ltd.                              --      (83,360)
                                                                         ---------    ---------

        Total                                                            $  86,123    $ 118,557
                                                                         =========    =========

6.    EQUIPMENT, NET

      Equipment comprises the following:

                                                   2009                           2008
                                            Accumulated                    Accumulated
                                    Cost   Depreciation             Cost   Depreciation
                                 ------------------------------------------------------


       Computer equipment        $ 17,221    $(10,447)         $   19,643   $   (8,605)
                                 --------    --------          ----------   ----------

       Equipment, net                        $  6,774                       $   11,038
                                              --------                      ----------

      Depreciation expense charged to operations amounted to $2,897 for the year ended June 30, 2009 (2008 - $4,215).

7.    BANK INDEBTEDNESS

      Bank indebtedness is comprised of a Royal Bank of Canada ("RBC") demand term loan, in the amount of $87,765 (2008- $122,588). Starting July 2008, the loan is repayable on a monthly basis at $1,792 plus interest, at RBC's prime rate plus 2% per annum. The loan matures June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.

8.    LOANS PAYABLE

      Loans of $171,166 (2008 - $166,719) for the purpose of funding operations, are unsecured, non-interest bearing, with no fixed terms of repayment.

      The remaining loans bear interest at rates ranging from 12% to 18% per annum, are unsecured and mature between March and April 2010.

9.    DUE TO STOCKHOLDERS

      The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

10.   RELATED PARTY TRANSACTIONS AND BALANCES

      The following were charged to the Company by certain stockholders for services provided:

                                                   2009        2008

      a)    Management and consulting fees     $  407,455    $  296,850
                                               ==========    ==========

      b)    General and administrative         $   85,780    $   62,932
                                               ==========    ==========


      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

      Included in accrued liabilities is $1,126,109 (2008 - $736,898) owed to certain stockholders for management fees, consulting fees and other expenses.

      Included in accounts payable is $122,693 (2008 - $139,946) owed to My Golf Rewards Canada Inc., an affiliated company, as part of the Company's equity investment obligation (see Note 5).

11.   CAPITAL STOCK

      On April 17, 2009, the Company issued 4,140,000 warrants to stockholders to purchase 4,140,000 shares of common stock of the Company, at a purchase price of $0.001 per share of common stock.

      On June 15, 2009, the Company cancelled 23,000,000 shares of common stock belonging to one individual, pursuant to an exchange agreement for a reverse merger.

      On June 15, 2009, the Company issued 39,999,750 shares of common stock to the shareholders of Consorteum Inc. in exchange for their shares of common stock of Consorteum Inc.

      WARRANTS

      As at June 30, 2009, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 2.5 years.

12.   INCOME TAXES

      The Company's income tax expense is as follows:

                                                                        2009         2008

       Expected income tax recovery at the combined statutory rate
         of 33.25% (2008- 17.57%)                                    $ 385,213    $ 175,568
       Change in enacted tax rates                                     195,115       (9,013)
       Effects of translation adjustments                                5,348        1,029
       Change in valuation allowance                                  (585,576)    (167,584)
                                                                     ---------    ---------

       Benefit from income taxes                                     $      --    $      --
                                                                     =========    =========

      The components of deferred tax assets are as follows:

                                                                        2009         2008

       Net operating loss carryforwards                              $ 692,930    $ 166,036
       Investment in affiliated companies                              113,296       54,169
       Equipment                                                        (1,917)      (1,572)
       Valuation allowance                                            (804,309)    (218,633)
                                                                      ---------    ---------

       Net                                                           $      --    $      --
                                                                     =========    =========

      The Company has net operating loss carryforwards available to be applied against future years' taxable income. Due to the losses from operations and expected future operating results, it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred tax assets and current income taxes.

      As of June 30, 2009, the Company had approximately $2,084,000 of Federal, provincial and state net operating loss carryforwards available to offset future years' taxable income. Such carryforwards expire in:


                                    2026                  $     62,000
                                    2027                       330,000
                                    2028                       553,000
                                    2029                     1,139,000
                                                          ------------
                                                          $  2,084,000
                                                          ============

13.   CASH FLOW SUPPLEMENTAL INFORMATION

      Non-cash financing and investing activities are as follows:

                                                                                     Cumulative from
                                                                                           Inception
                                                                                   (November 7, 2005)
                                                                                             Through
                                                               2009           2008     June 30, 2009


       Issuance of shares for services rendered             $    --      $    1,563      $    35,579
                                                            =======      ==========      ===========

       Acquisition of investment in an affiliated company
         through incurrence of liability                    $    --      $  139,946      $    139,946
                                                            =======      ==========      ============

                                                                                     Cumulative from
                                                                                           Inception
                                                                                   (November 7, 2005)
                                                                                             Through
                                                               2009           2008     June 30, 2009

      Assumption of liabilities and loan on reverse
        merger transaction                                  $  105,029   $      --       $    105,029
                                                            ==========   ==========      ============

      During the period, the Company had cash flows arising from interest and income taxes paid as follows:

                                                                                      Cumulative from
                                                                                            Inception
                                                                                    (November 7, 2005)
                                                                                              Through
                                                                   2009        2008     June 30, 2009


      Income tax                                            $      --     $      --       $        --
                                                            =========    ==========      ============

      Interest                                              $  15,009     $  10,359      $     57,104
                                                            =========    ==========      ============

14.   COMMITMENTS AND CONTINGENCIES

      The Company leases an office space under a non-cancellable operating lease, expiring May 2010. The Company's commitment for minimum rent for 2010 is approximately $17,500.

      In addition, the Company has contractual commitments for various management and consulting fees and general and administrative expenses totaling approximately $624,500 for 2010. Of this amount, approximately $364,000, is committed to certain stockholders of the Company.


15.   SUBSEQUENT EVENTS

      On July 6, 2009, the Company's Board of Directors passed a resolution to issue 3,280,000 shares of common stock to investor relations companies and specified consultants for purpose of building market awareness. The shares were issued between July 7 and September 14, 2009.

      On July 13, 2009, the Company issued 300,000 shares of the Company's common stock, pursuant to subscription agreements dated July 13, 2009, for a value of $150,000.

      On September 17, 2009, the Company entered into an agreement with a lender, who provided funds to the Company aggregating $100,000. The funds will be repaid along with a bonus of $100,000.

      On September 19, 2009, at a meeting of the Board of Directors, the Company granted 2,500,000 stock options pursuant to the stock option plan established by the Company. In addition, the Board of Directors approved an allotment of 5,800,000 common stock of the Company, valued at $0.15 per share of common stock, to satisfy liabilities owed to directors and officers of the Company.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Data.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

         Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2008. The Company has prepared management's report as required. The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after June 30, 2009.

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

ITEM 9A(T)  Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

         Consorteum's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness. In addition, we do not have an independent person serving on the Audit Committee, and we also do not have any person with the qualifications to serve as an audit committee financial expert.

Attestation Report of Independent Registered Public Accounting Firm

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

         There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and respective positions of the current director and executive officer of the Company are set forth below. Directors are elected for a term ending upon the date of the next annual stockholders' meeting. Officers will hold their positions until the next annual meeting of directors and until their respective successors are elected. There are no family relationships between any two or more of the Company's directors or executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding between any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no legal proceedings involving the executive officers or directors of the Company.

MR. CRAIG A. FIELDING., B.A. - CEO AND DIRECTOR, AGE 44

         From April 2006 to the present Mr. Fielding has served as a director and CEO of Consorteum, a company he co-founded. From January 2002 to February 2006 Mr. Fielding was part of the management team (Vice President of Sales) at Mint Technology Corp, a technology based company in Toronto. Prior to that he was Vice-President of Sales at Softtracks Enterprises from September 1999-November 2001, a startup company based in Vancouver, British Columbia From August 1989 to August 1999 Mr. Fielding worked in a number of Sales Management and Senior Management roles in North America with Xerox Canada Ltd .

MR. QUENT RICKERBY - PRESIDENT/COO AND DIRECTOR, AGE 43

         Mr. Rickerby co-founded Consorteum in April 2006 and has been serving as Director, President and COO since inception. Mr. Rickerby has been in the payments and transactions industry for over 10 years and brings extensive management and sales experience in the gift, payroll prepaid card, transaction processing and financial services industry. From January 2003 to December 2005 Mr. Rickerby was part of the management team (Director of Sales) at Mint Technology Corp, a technology company based in Toronto. Prior to that, from March 1999 to September 2002 Mr. Rickerby worked as Director of Sales at Softtracks Enterprises, a start up company based out of Vancouver B.C in the wireless payment processing industry. Prior to that, Mr. Rickerby spent eight years working for two national wireless telecom companies in various management positions, including being part of the start up team for the launch of Clearnet Wireless in Western Canada.

MR. JAMES D. BEATTY, B.A., M.B.A. - CHAIRMAN AND DIRECTOR, AGE 64

         From July 1982 to the present, Mr. Beatty has been the President and Chief Executive Officer of Trinity Capital Corporation, a private Canadian merchant bank. Mr. Beatty has served as the Executive Chairman of Consorteum since May 2006. From January 2005 to the present Mr. Beatty has also been the Chairman of Canary Resources Inc., a U.S. publicly traded coal bed methane company operating in Eastern Kansas and Western Missouri. From March 2006 until June 2008 Mr. Beatty served as Chairman of First Metals Inc. a Canadian base metals producer listed on the Toronto Stock Exchange.

MR. PETER SIMPSON, CMA - CHIEF FINANCIAL OFFICER, AGE 44

         Mr. Simpson has been working with Consorteum as their CFO, since April 2006. Mr. Simpson received his professional accounting designation in 1990. Since that time, he has operated a successful consulting and accounting practice, working with small to medium sized businesses during rapid growth stages, creating and maintaining proper infrastructures and financial reporting. Another area of expertise for Mr. Simpson is in filing R&D tax credit claims with the Federal and Provincial government. Since 1989, Mr. Simpson has filed returns that total well over a million dollars in tax savings. Along with R&D tax credit claims, Mr. Simpson has acted as CFO for companies in the software, professional medical journal and manufacturing industries. During 2007/2008, Mr. Simpson assisted a client in successfully completing a buyout of their company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

       Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for the fiscal year ended June 30, 2009.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and all others performing similar functions. The Code of Ethics is not yet posted on the Company's web site. The Company will furnish without charge a copy of its Code of Ethics to any person requesting a copy. Any request for a copy should be directed via e-mail to the Company's Chief Financial Officer at psimpson@consorteum.com.

CORPORATE GOVERNANCE

      Our Board of Directors has no separate committees and all of the members of our Board of Directors serve as members of the Audit Committee, the Compensation Committee and the Nominating Committee. There are no independent directors serving on our Board of Directors. The Company intends to appoint independent members to each of the committees at such time as it is fiscally able to do so. We do not have a qualified financial expert serving on our Board of Directors. During the last fiscal year the Company held one meeting of its board of directors, which was attended by all of the Company's directors. During the last fiscal year, there was only one meeting of the Audit Committee and of the Compensation Committee, and no meetings of the Nominating Committee.

ITEM 11. Executive Compensation.

COMPENSATION OF DIRECTORS

For the fiscal year ended June 30, 2009, none of the current or former directors were compensated for their services as directors except for Mr. James D. Beatty for his services as Executive Chairman described below.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the company for services rendered for the fiscal year ended, June 30, 2009 to each of the individuals who served as Executive Chairman, Chief Executive Officer, Chief Operating Officer and President, and Chief Financial Officer (executives collectively referred to as the "Named Executives").

--------------------------------------------------------------------------------------------------------------------------
                                              EXECUTIVE COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------

                                                                                                ALL
                                                              STOCK          OPTION            OTHER
                                            SALARY            AWARDS         AWARDS         COMPENSATION          TOTAL
NAME AND PRINCIPAL POSITION      YEAR         ($)              ($)           ($)(3)            ($)(2)               ($)
------------------------------ --------- ----------------- -------------- --------------- -----------------   --------------
James D. Beatty, Executive       2009        $51,468 (1)             0              0             $14,411        $ 65,879
Chairman..........
------------------------------ --------- ----------------- -------------- --------------- -----------------   --------------
Craig A. Fielding, Chief         2009        $128,670 (1)            0              0             $20,073        $148,743
Executive Officer.........
------------------------------ --------- ----------------- -------------- --------------- -----------------   --------------
Quentin Rickerby, Chief          2009        $128,670 (1)            0              0             $20,073        $148,743
Operating Officer, and
President.........
------------------------------ --------- ----------------- -------------- --------------- -----------------   --------------
Peter Simpson, Chief             2009        $51,468 (1)             0              0                            $ 51,468
Financial Officer.......
----------------------------- --------- ----------------- -------------- --------------- -----------------    --------------

(1) In September 2009, the Company agreed to convert accrued and unpaid salaries owed to directors and officers into shares of the Company's common stock. The names, dollar amounts of salary arrears and the number of shares into which such arrears were converted are set forth below:

NAME OF EXECUTIVE OFFICER             AMOUNT OF ARREARS         NUMBER OF SHARES

James D. Beatty                            $175,399                  1,300,000
Crag A. Fielding                           $376,163                  2,000,000
Quent Rickerby                             $376,163                  2,000,000
Peter Simpson                              $ 64,485                    500,000

(2) Other compensation consists of a monthly car allowance and a monthly home office use allowance in the respective amounts set forth below:

James Beatty                                $1,201
Craig Fielding                              $1,673
Quent Rickerby                              $1,673

(3) On September 19, 2009, subsequent to the end of the last fiscal year, the Company issued 1,750,000 options to purchase shares of its common stock to the following named directors and officers.

NAME OF EXECUTIVE OFFICER            NUMBER OF OPTIONS            EXERCISE PRICE
-------------------------            -----------------            --------------
James D. Beatty                         500,000                         $0.15
Craig A. Fielding                       500,000                         $0.15
Quent Rickerby                          500,000                         $0.15
Peter Simpson                           250,000                         $0.15

All of the options granted will expire on September 21, 2012, and the Company and each optionee must enter into definitive option agreements.

         Consorteum, Inc. has entered into management services agreements with each of three officers in order to retain the named Executive Officers and retain continuity of management. Each agreement sets for the severance benefits in the event of a change of control or termination without cause.

(i) On April 3, 2006 Consorteum entered into a management services agreement with Craig Fielding, its CEO and a member of the board of directors of Consorteum and the Company under which Mr. Fielding is paid an annual salary of $128,670 and receives additional compensation aggregating $20,073. Mr. Fielding's salary has accrued from commencement of his management services agreement, is carried as a liability on the books of Consorteum and has not been paid for the period beginning on and after April 1, 2009. For the period prior thereto, in September 2009 the Company and Mr. Fielding agreed to exchange $376,163 of his accrued salary for the period through March 31, 2009 for 2,000,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share. If Mr. Fielding leaves Consorteum he is entitled to a severance of $257,940.

(ii) On May 1, 2006 Consorteum entered into a management services agreement with Quentin Rickerby, its COO, President and a member of the board of directors of Consorteum and the Company under which Mr. Rickerby is paid an annual salary of $128,670 and receives additional compensation aggregating $20,073. Mr. Rickerby's salary has accrued from commencement of his management services agreement, is carried as a liability on the books of Consorteum and has not been paid for the period beginning on and after April 1, 2009. For the period prior thereto, in September 2009 the Company and Mr. Rickerby agreed to exchange $376,163 of his accrued salary for the period through March 31, 2009 for 2,000,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share. If Mr. Rickerby leaves Consorteum he is entitled to a severance of $257,940.

(iii) On May 1, 2006 Consorteum entered into a management services agreement with James D. Beatty Associates, Ltd., a corporation owned by Mr. James D. Beatty, a member and Chairman of the Board of Directors of Consorteum and the Company under which Mr. Beatty is paid an annual salary of $51,468 and receives additional compensation aggregating $14,411. Mr. Beatty's salary has accrued from commencement of his management services agreement, is carried as a liability on the books of Consorteum and has not been paid for the period beginning on and after April 1, 2009. For the period prior thereto, in September 2009 the Company and Mr. Beatty agreed to exchange $175,399 of his accrued salary for the period through March 31, 2009 for 1,300,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share. If Mr. Beatty leaves Consorteum he is entitled to a severance of $51,588.

(iv) The Company does not have a written management services agreement with Peter Simpson. Mr. Simpson's salary has accrued from commencement of his employment, is carried as a liability on the books of Consorteum and has not been paid for the period beginning on and after April 1, 2009. For the period prior thereto, in September 2009 the Company and Mr. Simpson agreed to exchange $64,485 of his accrued salary for the period through March 31, 2009 for 500,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share.

OTHER COMPENSATION.

         There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. Except as set forth immediately below, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

The management services agreements between the Company and each of its executive officers provide for a severance payment in the event of a change of control in the Company.


                                           POTENTIAL PAYMENTS UPON
                                        TERMINATION OR CHANGE IN CONTROL
--------------------  ------------------  -------------  ---------------  ------------ ------------
                                                                            EXCISE
                            SEVERANCE       BENEFIT       RESTRICTED      TAX GROSS
       NAME                 PAYMENT (1)   PLANS ($)(2)     STOCK (3)         UP         TOTAL ($)
--------------------  ------------------  -------------  ---------------  -----------  ------------

James D. Beatty,            $ 51,588                                                     $ 51,588
Executive Chairman
--------------------  ------------------  -------------  ---------------  -----------  ------------
Craig A. Fielding,          $257,940                                                     $257,940
Chief Executive
Officer
--------------------  ------------------  -------------- ---------------  -----------  ------------
Quentin Rickerby,           $257,940                                                     $257,940
Chief Operating
Officer, President
--------------------  ------------------  -------------  ---------------  -----------  ------------

STOCK OPTION PLANS AND STOCK COMPENSATION PLANS

         The Company currently has the following forms of stock compensation, equity compensation, deferred compensation or other plan or pension in place for its directors, executive officers and employees of the Company: (i) 2008 Stock Option Plan of the Company and (ii) 2008 Employees Compensation and Stock Option Plan. The Company is authorized to issue up to a maximum of 2,500,000 shares of its common stock under each such Plan. No grants of any kind were issued and outstanding under either Plan during the fiscal year ended June 30, 2009.

         On September 19, 2009, subsequent to the end of the last fiscal year, the Company issued 1,750,000 options to purchase shares of its common stock to the following named directors and officers.

NAME OF EXECUTIVE OFFICER            NUMBER OF OPTIONS            EXERCISE PRICE
-------------------------            -----------------            --------------
James D. Beatty                         500,000                         $0.15
Craig A. Fielding                       500,000                         $0.15
Quent Rickerby                          500,000                         $0.15
Peter Simpson                           250,000                         $0.15

All of the options granted will expire on September 21, 2012, and the Company and each optionee must enter into definitive option agreements.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of September 30, 2009 by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii) all officers and directors of the Company, individually and as a group:

     Name and Address of              Amount and Nature of Beneficial           Percentage of Class
     Beneficial Owner                       Ownership
     -----------------------------------------------------------------------------------------------

     Quentin Rickerby,                       11,786,035 common shares (1)                  21.0% (2)
     42 Angus Meadow Drive,
     Markham, Ontario,
     Canada, L6C 1Z2
     -----------------------------------------------------------------------------------------------

     Craig A. Fielding,                      10,825,090 common shares (1)                 19.20% (2)
     464 Worthington Avenue,
     Richmond Hill, Ontario,
     Canada, L4E 4R6.
     ------------------------------------------------------------------------------------------------


     Peter Simpson                          600,050 common shares  (1)                     1.07% (2)
     1440 Alfred Crescent,
     Burlington, Ontario.
     Canada, L7S 1K7
     ------------------------------------------------------------------------------------------------


     James D. Beatty,                     3,000,000 common shares (1)                       5.3% (2)
     46 Teddington Park Avenue,
     Toronto, Ontario,
     Canada, M4N 2C6.
     ------------------------------------------------------------------------------------------------


     Peter Rickerby,                      4,165,000 common shares                               7.4%
     21820- 46th Ave,
     Langley, BC.
     Canada, V4A 3J6.
     ------------------------------------------------------------------------------------------------


     Henry Frank Fielding,                3,500,000 common shares                               6.2%
     27 George Avenue,
     Great Harwood, Blackburn,
     Lancashire, U.K. BB6 7NR.
     ------------------------------------------------------------------------------------------------

     OFFICERS AND DIRECTORS             25,611,125 COMMON SHARES (1)                       45.54% (2)

(1) For each of the named directors and officers the number of shares shown in the table includes that number of shares of common stock the Company issued to each of them in exchange for accrued salary through March 31, 2009. The names of the executive officers, the accrued salary and share amounts are set forth below. See also "EXECUTIVE COMPENSATION-Summary Compensation Table."

 NAME OF EXECUTIVE OFFICER           AMOUNT OF ARREARS          NUMBER OF SHARES

James D. Beatty                            $175,399                  1,300,000
Crag A. Fielding                           $376,163                  2,000,000
Quent Rickerby                             $376,163                  2,000,000
Peter Simpson                              $64,485                    500,000

(2) The percentage calculations include the shares issued to our directors and officers for the conversion of their accrued salary arrears through March 31, 2009. See Note (1).

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, during the last fiscal year there has not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest except for the following:

Management Agreements:

Consorteum, Inc. has entered into management services agreements with each of three officers as follows:

(i) On April 3, 2006 Consorteum entered into a management services agreement with Craig Fielding, its CEO and a member of the board of directors of Consorteum and the Company under which Mr. Fielding is paid an annual salary of $128,670 and receives additional compensation aggregating $20,073. Mr. Fielding's salary accrued from commencement of his management services
Agreement until September 19 2009, when by mutual agreement the Company converted all of Mr. Fielding's accrued salary of $376,163 for all prior periods up to and including March 31, 2009 into 2,000,000 shares of its common stock. If Mr. Fielding leaves Consorteum he is entitled to a severance of $257,940.

(ii) On May 1, 2006 Consorteum entered into a management services agreement with Quentin Rickerby, its COO, President and a member of the board of directors of Consorteum and the Company under which Mr. Rickerby is paid an annual salary of $128,670 and receives additional compensation aggregating $20,073. Mr. Rickerby's salary has accrued from commencement of his management services Agreement until September 19, 2009 , when by mutual agreement the Company converted all of Mr. Rickerby's accrued salary of $376,163 for all prior periods up to and including March 31, 2009 into 2,000,000 shares of its common stock. If Mr. Rickerby leaves Consorteum he is entitled to a severance of $257,940.

(iii) On May 1, 2006 Consorteum entered into a management services agreement with James D. Beatty Associates, Ltd., a corporation owned by Mr. James D. Beatty, a member and Chairman of the Board of Directors of Consorteum and the Company under which Mr. Beatty is paid an annual salary of $51,468 and receives additional compensation aggregating $14,411. Mr. Beatty's salary has accrued from commencement of his management services agreement until September, 19, 2009, when by mutual agreement the Company converted all of Mr. Beatty's's accrued salary of $204,000 for all prior periods up to and including the period ended March 31, 2009 into 1,300,000 shares of its common stock . If Mr. Beatty leaves Consorteum he is entitled to a severance of $51,588.

(iv) Consorteum employs Mr. Peter Simpson as its Chief Financial Officer under an oral employment agreement under which Mr. Simpson is paid an annual salary of $51,468. Mr. Simpson's salary has accrued from commencement of his management services agreement until September, 19, 2009, when by mutual agreement the Company converted all of Mr. Simpson's accrued salary of $64,485 for all prior periods up to and including the period ended March 31, 2009 into 500,000 shares of its common stock.

Share Issuances:

         The Company issued shares of its common stock to each of the directors and/or named executive officers named below in connection with the closing of the exchange agreement in June 2009 with Consorteum, Inc., pursuant to which Consorteum became a wholly-owned subsidiary of the Company. At the time of the closing each director or officer named below exchanged all of his shares of common stock of Consorteum for the number of Company shares of common stock set forth opposite his name below:

NAME OF DIRECTOR/OFFICER   CONSORTEUM SHARES EXCHANGED   COMPANY SHARES RECEIVED
James D. Beatty                     1,500,000                      1,500,000
Craig A. Fielding                   8,815,090                      8,815,090
Quent Rickerby                      9,786,035                      9,786,035
Peter Simpson                         100,050                        100,050

Director Independence

Our Board of Directors has no separate committees and all of the members of our Board of Directors serve as membes of the Audit Committee, the Compensation Committee and the Nominating Committee. There are no independent directors serving on our Board of Directors. The Company intends to appoint independent members to each of the committees at such time as it is fiscally able to do so. We do not have a qualified financial expert serving on our Board of Directors. During the last fiscal year the Company held [to come] meetings of its board of directors, all of which were attended by all of the Company's directors. During the last fiscal year, there was only one meeting of the Audit Committee and of the Compensation Committee, and no meetings of the Nominating Committee..

ITEM 14. Principal Accounting Fees and Services

         (1) Audit Fees

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by SF Chartered Accountants, LLP, ("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-Q's: 2009 $40,000; 2008:
$40,000.

         (2)Audit Related Fees

      The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2009: $5,000; 2008: $-0-.

         (3)Tax Fees

      The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2009: $-0-; 2008: $-0-.

         (4)All Other Fees

      The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: 2009: $-0- 2008: $-0-.

ITEM 15. Exhibits, Financial Statement Schedules.

Index to Exhibits


(3)(i) Articles of Incorporation of Consorteum, Inc., (incorporated by reference to Exhibit (3)(i) to the Company's Current Report on Form 8-K filed on June 19, 2009).

(3)(ii)  By-laws of Consorteum, Inc. (incorporated by reference to Exhibit
         (3)(ii) to the Company's Current Report on Form 8-K filed on June 19,
         2009).

10.4 Shareholder Agreement dated January 5, 2009 among Consorteum, Inc., Innovative Solutions, Inc., William Bateman and Michael Frasse (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 19, 2009).

10.5 Management Services Agreement dated April 5, 2006 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to
         Exhibit 10.5 to the Company's Current Report on Form 8-K filed on June 19, 2009).

10.6 Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Craig Fielding (incorporated by reference to
         Exhibit 10.6 to the Company's Current Report on Form 8-K filed on June 19, 2009).

10.7 Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Quentin Rickerby (incorporated by reference to
         Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 19, 2009).

10.8 Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and James D. Beatty and Associates, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on June 19, 2009).

10.9 Joint Venture Agreement dated December 13, 2006 between Consorteum, Inc. and 1510848 Ontario, Inc. (incorporated by reference to Exhibit
         10.9 to the Company's Current Report on Form 8-K filed on June 19,
         2009).

10.10 Amended and Restated Management Services Agreement dated January 16, 2007 between Consorteum, Inc. and FP Financial Services,
         Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on June 19, 2009).

16. Letter dated June 25, 2009 from Sutton Robinson Freeman & Co., PC regarding change in accountants (filed herewith).

23.      Consent of SF Partnership, LLP, Chartered Accountants (filed herewith).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1 Section 1350 Certification of Principal Executive Officer (filed herewith).

32.2 Section 1350 Certification of Principal Financial Officer (filed herewith).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSORTEUM HOLDINGS, INC.


Dated: October 13, 2009                  By:/s/ Craig A. Fielding
                                           -------------------------------------
                                           Craig A. Fielding,
                                           Chief Executive Officer
                                           (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Signature                       Title                               Date

                           Chief Executive Officer,
/a/ Craig A. Fielding      Director,
--------------------       (Principal Executive Officer)        October 13, 2009
Craig A. Fielding

/s/ Peter Simpson
--------------------       Chief Financial Officer/
Peter Simpson              (Principal Accounting Officer)       October 13, 2009


/s/ Quent Rickerby
--------------------
Quent Rickerby             Director                             October 13, 2009


/a/ James D. Beatty
--------------------
James D. Beatty            Director and Chairman of the Board   October 13, 2009