Form 10-Q
period 2009-09-30
Consorteum Holdings, Inc.
filed 2009-12-10
CIK 1387976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

          Canada Suite 202 - 2900 John Street, Markham, Ontario L3R 5G3
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (866) 824-8854
                                 --------------
                          (Company's Telephone Number)


              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]
Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_] Smaller reporting company [x]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X].

As of December 10, 2009, the Company had 56,239,750 shares of common stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


         CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND JUNE 30,
         2009                                                                  3

         CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR
         THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER
         30, 2008, AND CUMULATIVE FOR THE PERIOD FROM INCEPTION
         (NOVEMBER 7, 2005) THROUGH SEPTEMBER 30, 2009.                        4

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS
         ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008, AND
         CUMULATIVE FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2005)
         THROUGH SEPTEMBER 30, 2009.                                           5

         NOTES TO CONDENSED FINANCIAL STATEMENTS.                              6


CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
                                                               SEPTEMBER 30          June 30
                                                                       2009             2009

                                     ASSETS
CURRENT ASSETS
    Cash                                                       $     1,486       $       185
    Accounts receivable                                              9,651             7,303
    Prepaid expense                                                  1,396             1,285
                                                               -----------------------------

TOTAL CURRENT ASSETS                                                12,533             8,773
INVESTMENTS IN AFFILIATED COMPANIES (Note 5)                        70,763            86,123
EQUIPMENT, NET                                                       6,807             6,774
                                                               -----------------------------

TOTAL ASSETS                                                   $    90,103       $   101,670
                                                               =============================

                                   LIABILITIES
CURRENT LIABILITIES
    Bank indebtedness (Note 6)                                 $   107,437       $    87,765
    Accounts payable                                               293,372           276,459
    Accrued liabilities                                          1,044,274         1,730,325
    Loans payable (Note 7)                                       1,093,150           917,944
    Due to stockholders                                                 --            30,779
                                                               -----------------------------

TOTAL CURRENT LIABILITIES                                        2,538,233         3,043,272
                                                               -----------------------------



COMMITMENTS AND CONTINGENCIES (Note 12)

                              STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 9)
    Preferred stock, par value $0.001 per share;
       100,000,000 shares authorized; none issued and
       outstanding.                                                     --                --
    Common stock, par value $0.001 per share; 100,000,000
       shares authorized; 56,239,750 shares (2009 -
       46,859,750 shares) issued and outstanding.                   56,240            46,860

DISCOUNT ON COMMON STOCK                                                --          (116,224)
ADDITIONAL PAID IN CAPITAL                                       1,033,820                --
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                      (86,292)          151,042
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                (3,451,898)       (3,023,280)
                                                               -----------------------------
TOTAL STOCKHOLDERS' DEFICIT                                     (2,448,130)       (2,941,602)
                                                               -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    90,103       $   101,670
                                                               =============================


              (The accompanying notes are an integral part of these condensed financial statements.)


CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations and Comprehensive Loss
For the Three-Month Periods Ended September 30, 2009 and 2008, and Cumulative for
the Period from Inception (November 7, 2005) Through September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)
                                                                                                    Cumulative for
                                                                                                   the period from
                                                                                                         Inception
                                                                                                      (November 7,
                                                                                                             2005)
                                                           FOR THE THREE MONTH PERIODS ENDED               Through
                                                            SEPTEMBER 30         September 30        September 30,
                                                                    2009                 2008                 2009

REVENUES                                                  $           --       $           --       $      246,417
                                                          ---------------------------------------------------------
OPERATING EXPENSES
    Management and consulting fees                               254,796              147,452            2,056,301
    General and administration expenses                          116,440               33,218              902,608
    Bad debt expense                                                  --                   --               99,738
    Selling expenses                                                  --                   --               98,010
    Depreciation expense                                             538                  811               11,646
                                                          ---------------------------------------------------------

TOTAL OPERATING EXPENSES                                         371,774              181,481            3,168,303
                                                          ---------------------------------------------------------

LOSS FROM OPERATIONS                                            (371,774)            (181,481)          (2,921,886)
                                                          ---------------------------------------------------------

OTHER EXPENSES
    Equity in net loss of an affiliated company                  (22,224)              (4,444)            (254,773)
    Write off of investment in an affiliated company                  --                   --              (78,783)
    Interest and financing costs                                 (34,620)             (20,339)            (196,456)
                                                          ---------------------------------------------------------

TOTAL OTHER EXPENSES                                             (56,844)             (24,783)            (530,012)
                                                          ---------------------------------------------------------

NET LOSS                                                        (428,618)            (206,264)          (3,451,898)

Foreign currency translation adjustment                         (237,334)              82,329              (86,292)
                                                          ---------------------------------------------------------

COMPREHENSIVE LOSS                                        $     (665,952)      $     (123,935)      $   (3,538,190)
                                                          =========================================================

LOSS PER SHARE
    BASIC                                                 $        (0.01)      $        (0.00)
                                                          ===================================

    DILUTED                                               $        (0.01)      $        (0.00)
                                                          ===================================

WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING -
   BASIC AND DILUTED                                          49,784,859           69,854,695
                                                          ===================================

                             (The accompanying notes are an integral part of these condensed financial statements.)


CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
For the Three-Month Periods Ended September 30, 2009 and 2008, and Cumulative for the
Period from Inception (November 7, 2005) Through September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                            Cumulative for
                                                                                           the period from
                                                                                                 Inception
                                                     FOR THE THREE MONTH PERIODS ENDED  (November 7, 2005)
                                                       SEPTEMBER 30      September 30    Through September
                                                               2009              2008             30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $  (428,618)      $  (206,264)      $(3,451,899)
    Adjustments for non-cash items:
      Equity in net loss of an affiliated company           22,224             4,444           254,773
      Writeoff of investment in an affiliated
        company                                                 --                --            78,213
      Depreciation                                             538               811            11,646
      Stock issued for services rendered                        --                --            35,579
      Options issued                                       158,436                --           158,436

    Changes in non-cash working capital, net
       of effects from reverse merger
      transaction:
      Accounts receivable                                   (1,718)             (283)           (9,925)
      Prepaid expenses                                          --                --            (1,282)
      Accounts payable                                          --            69,638           222,266
      Accrued liabilities                                   43,841            97,886         1,768,751
                                                       -----------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (205,297)          (33,768)         (933,441)
                                                       -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                    --                --           (19,249)
    Acquisition of investment in affiliated
       companies                                                --                --          (286,916)
                                                       -----------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                           --                --          (306,165)
                                                       -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans                                    224,395            73,960         1,189,370
    Repayment of loan                                      (37,360)               --           (41,649)
    Proceeds from bank indebtedness                         19,884                --           129,750
    Repayment of bank indebtedness                          (7,786)           (4,003)          (14,728)
    Proceeds from issuance of capital stock                140,100                --           140,186
    Repayments of stockholders' advances                   (53,180)          (51,868)       (1,269,190)
    Proceeds from stockholders' advances                    16,245                --         1,271,570
    Repayment from related party                           (89,525)               --           (89,525)
                                                       -----------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  212,773            18,089         1,315,784
                                                       -----------------------------------------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                      (6,175)             (334)          (75,692)
                                                       -----------------------------------------------

NET INCREASE IN CASH                                         1,301            16,013             1,486

CASH - BEGINNING OF PERIOD                                     185            16,066                --
                                                       -----------------------------------------------

CASH - END OF PERIOD                                   $     1,486       $        53       $     1,486
                                                       ===============================================


                        (The accompanying notes are an integral part of these condensed financial statements.)

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


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

      Development Stage Activities
      ----------------------------

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

      Going Concern Assumption
      ------------------------

      The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of September 30, 2009, the Company had a negative working capital of $2,525,700 (June 30, 2009 - $3,034,499) and a deficit accumulated during the development stage of $3,451,898 (June 30, 2009 - $3,023,280).

      The Company's continuance as a going concern is dependent on the successful efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; and the attainment of key contracts. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these condensed financial statements could be material.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


1.    ORGANIZATION, DEVELOPMENT STAGE ACTIVITIES, AND GOING CONCERN (cont'd)

      Going Concern Assumption (cont'd)
      ---------------------------------

      The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.    BASIS OF PRESENTATION

      The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (US GAAP) for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2009. The Company has evaluated subsequent events for recognition or disclosure through December 10, 2009, which was the date we filed this Form 10-Q with the SEC.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the update effective July 1, 2009, with no impact on its financial statements.

      In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, "Multiple Element Arrangements", and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


4.    FAIR VALUE MEASUREMENTS

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

5.    INVESTMENTS IN AFFILIATED COMPANIES


                                                  SEPTEMBER 30,        June 30,
                                                           2009            2009
      Acquisition costs
         49% ownership interest in My
         Golf Rewards Canada Inc.                     $ 343,502       $ 343,502
                                                      -------------------------

      Accumulated equity in net loss of
        My Golf Rewards Canada Inc.
        Balance, beginning of period                   (257,379)       (224,945)
        Equity in net loss for the period               (22,224)        (17,777)
        Translation adjustment                            6,864         (14,657)
                                                      -------------------------

        Balance, end of period                         (272,739)       (257,379)
                                                      -------------------------

      Total                                           $  70,763       $  86,123
                                                      =========================

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


6.    BANK INDEBTEDNESS

      Bank indebtedness is comprised of a Royal Bank of Canada ("RBC") demand term loan, in the amount of $87,553 (June 30, 2009 - $87,765) and an overdraft of $19,884 (June 30, 2009 - $nil). Starting July 2008, the loan is repayable on a monthly basis at $1,792 plus interest, at RBC's prime rate plus 2% per annum. The loan matures June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.


7.    LOANS PAYABLE

                                                           SEPTEMBER 30                  June 30
                                                                   2009                     2009

Loan 1
Investment loan, secured against shares of Company,
interest rate of 18% per annum, no fixed terms of
repayment.                                                  $   357,584              $   315,188

Loan 2
Investment loan, secured against shares of the Company,
interest rate of 18% per annum, principal due
February 13, 2010.                                              259,907                  229,091

Loan 3
Investment loan, unsecured, bearing no interest,
no fixed terms of repayment.                                    140,100                  146,166

Loan 4
Investment loan, secured against 1,000,000
shares of an individual stockholder, matures
end of November 2009.                                           100,000                        -

Loan 5
Investment loan, unsecured, interest rate of 18%
per annum, no fixed terms of repayment.                          90,368                   83,887

Loan 6
Investment loan, unsecured, interest rate of 18%
per annum, no fixed terms of repayment.                          37,802                   45,992



CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


7.    LOANS PAYABLE (cont'd)


Loan 7
Investment loan, unsecured, interest rate of 18%
per annum, no fixed terms of repayment.                    $     30,152              $    26,577

Loan 8
Investment loan, unsecured, interest rate of 18%
per annum, principal due October 25, 2009.                       26,251                   23,138

Loan 9
Investment loan, unsecured, interest rate of 18%
per annum, principal due February 17, 2010.                      25,986                   22,905

Loan 10
Investment loan, unsecured, bearing no interest,
no fixed terms of repayment.                                     25,000                   25,000
                                                           -------------------------------------

                                                           $  1,093,150              $   917,944
                                                           =====================================

8.    RELATED PARTY TRANSACTIONS AND BALANCES

      The following were charged to the Company by certain stockholders for services provided:


                                                           SEPTEMBER 30             September 30
                                                                   2009                     2008


      a)    Management and consulting fees                 $     81,963              $    72,045
                                                           =====================================

      b)    General and administrative                     $     14,480              $     7,205
                                                           =====================================


      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

      Included in accrued liabilities is $462,700 (June 30, 2009 - $1,126,109) owed to certain stockholders for management fees, consulting fees and other expenses.


CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


8.    RELATED PARTY TRANSACTIONS AND BALANCES (cont'd)

      Included in accounts payable is $133,282 (June 30, 2009 - $122,693) owed to My Golf Rewards Canada Inc., an affiliated company, as part of the Company's equity investment obligation (see Note 5).


9.    CAPITAL STOCK

                                                                                                              Deficit
                                                                   Discount                  Accumulated  Accumulated
                          Preferred Stock       Common Stock             on    Additional          Other   During the          Total
                         -----------------   ------------------      Common       Paid-In  Comprehensive  Development  Stockholders'
                         Shares     Amount    Shares     Amount       Stock       Capital  Income (Loss)        Stage        Deficit
                         -----------------------------------------------------------------------------------------------------------

Balance - June 30, 2009       -     $    -  46,859,750   $46,860   $(116,224)  $        -    $  151,042   $(3,023,280)  $(2,941,602)
  Common stock issued
   for market awareness                      3,280,000     3,280      (3,280)           -                                         -
  Common stock issued
   for cash                                    300,000       300     119,504       11,184                                   130,988
  Common stock issued
   for services                              5,800,000     5,800           -      864,200                                   870,000
  Options issued                                                                  158,436                                   158,436
  Foreign currency
   translation adjustment                                                                      (237,334)                   (237,334)
  Net loss for the period                                                                                    (428,618)     (428,618)
                         -----------------------------------------------------------------------------------------------------------

Balance - September 30, 2009  -     $    -  56,239,750   $56,240   $       -   $1,033,820    $  (86,292)  $(3,451,898)  $(2,448,130)
                         ===========================================================================================================

      On July 6, 2009, the Board of Directors passed a resolution to issue 3,280,000 shares of common stock to investor relations companies and specified consultants for purpose of building market awareness. The shares were issued between July 7 and September 14, 2009.

      On July 13, 2009, the Company issued 300,000 shares of the Company's common stock, pursuant to subscription agreements dated July 13, 2009, for a value of $130,988.

      On September 19, 2009, at a meeting of the Board of Directors, the Company granted 2,500,000 stock options pursuant to the stock option plan established by the Company. In addition, the Board of Directors approved an allotment of 5,800,000 common stock of the Company, valued at $0.15 per share of common stock, to satisfy liabilities owed to directors and officers of the Company.

      WARRANTS

      As at September 30, 2009, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 2.25 years.

      OPTIONS

      As at September 30, 2009, 2,500,000 options were outstanding, having an exercise price of $0.15 per share of common stock with a remaining contractual life of 2.98 years. These options were valued at $158,436 using the Black-Scholes model, using key assumptions of volatility of 62%, risk-free interest rate of 1.56%, a term life equivalent to the life of the options and reinvestment of all dividends in the Company of zero percent.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


10.   INCOME TAXES

      No provision for Federal or state income taxes was required for the period ended September 30, 2009, due to the Company's operating losses. At September 30, 2009, the Company has unused net operating loss carry-forwards of approximately $2,763,451 which expire at various dates through 2029. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to "changes in ownership".

      As of September 30, 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since utilization of such amounts is not presently expected in the foreseeable future.


11.   CASH FLOW SUPPLEMENTAL INFORMATION

      During the period, the Company had cash flows arising from interest and income taxes paid as follows:

                                                            Cumulative for the
                                                                   period from
                                                                     Inception
                                                            (November 7, 2005)
                              SEPTEMBER 30   September 30              Through
                                      2009           2008   September 30, 2009

      Income tax                   $    --      $      --      $            --
                                   ===========================================
      Interest                     $    --      $      --      $        57,104
                                   ===========================================

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
September 30, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


12.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space under a non-cancellable operating lease, expiring May 2010. The Company's remaining commitment for minimum rent for 2010 is approximately $13,600.

      In addition, the Company has contractual commitments for various management and consulting fees and general and administrative expenses totaling approximately $554,500 for 2010. Of this amount, approximately $296,700, is committed to certain stockholders of the Company.

      The Company entered into a loan agreement for $100,000 whereby upon maturity, the loan will be repaid with an additional $100,000 bonus payment in November 2009. In addition, a holder of 1,000,000 shares of Consorteum will pledge such shares as security for the repayment of the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         EXECUTIVE LEVEL OVERVIEW

         Consorteum, Inc. (hereafter "the Company") was incorporated under the laws of the Province of Ontario on April 3, 2006. On June 15, 2009, the Company became a wholly-owned subsidiary of Consorteum Holdings, Inc., a Nevada corporation ("CHI" or the "Parent"), as a result of the closing under an agreement and plan of exchange pursuant to which all of Consorteum Inc. stockholders exchanged all of their issued and outstanding shares of Consorteum Inc. for an equivalent number of shares of common stock of CHI. As a result of the exchange agreement closing, Consorteum Inc. will function as the operating company and CHI will be a holding company.

         The Company will focus on providing leading edge solutions to financial institutions, healthcare, government, associations, and private sector companies for electronic transaction processing and systems integration. The Company's services provide customized, innovative technology solutions that create, augment and enhance customers' existing systems. These enhancements and programs are aimed to serve underserved markets and provide equal opportunity for financial services to a greater audience. The Company works with a multitude of global technology partners that enable the Company to create customized solutions for each of its clients across a broad spectrum of industries.

         Until the closing of the exchange agreement, the Company relied on financing from sales of its common stock to related parties and private lending arrangements with individual investors. Management believes the Company's changed status as a subsidiary of a public company will make it easier to attain working capital stability, allowing the Company to grow and meet its operational forecast. The Company must raise an estimated total of $600,000 of operating capital in order to implement the first phases of the various contract initiatives described in Item 1 entitled "The Business" in its filing on Form 10-K for the year ended June 30, 2009. To the extent that the Company receives less than the amount sought or receives it over time instead of as one payment, management will be required to select which initiatives to deploy and which to defer pending the receipt of additional funding.

         The Company is currently in negotiations with more than one source of potential investor funding for the Company; however, the amount, terms and conditions of any such investment are still to be determined, and there can be no assurance that any such negotiations will result in a closing for all of the funds needed or be concluded successfully at all.

         The Company has several contracts in place that will begin in the fourth quarter of 2009. The Company will earn the majority of its revenue in the near future from debit and credit card transaction fees and in longer term payroll card fees.

         The financial results of the first quarter of 2009 are reflective of a Company in initial stages that has been focused on growing the proper management team, putting infrastructure in place and organizing the initial phases of implementation of its existing contracts.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2009, the Company had $12,533 in total current assets, compared to total current assets of $8,773 as of June 30, 2009. The September 30, 2009 current assets were comprised of $1,486 in cash, $9,651 in accounts receivable and $1,396 in prepaid expenses.

         As of September 30, 2009, the Company's fixed assets consisted of computer equipment valued at $18,690 less accumulated depreciation of $11,883.

         Until the Company has the necessary financial operating capital to execute its business plan, revenues will be limited due to program deployment delays. Many of the existing contracts and initiatives require capital expenditure by the Company.


RESULTS OF OPERATIONS

         The Company had revenues of $nil for the quarter ended September 30, 2009, compared with $nil for the quarter ended September 30, 2008. For the quarter ended September 30, 2009, the Company had a net loss of $428,618 compared to a net loss of $206,264 for the quarter ended September 30, 2008. Operating expenses increased from $181,481 for the quarter ended September 30, 2008 to $371,774 for the quarter ended September 30, 2009. The majority of this increase can be attributed to an increase in management and consulting fees.

OFF BALANCE SHEET ARRANGEMENTS

         The Company does not currently have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

         The Company does not have any significant contractual obligations with the exception of a contract to pay $100,000 in four equal quarterly installments of $25,000 to Fidelisoft under a software licensing agreement for the period September 2009 through August 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         Risk and Uncertainties

         Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated retail transactions, and inability to control expenses, technology changes in the industry, relationships with processing agencies and networks, changes in its relationship with related parties providing operating services to the Company and general uncertain economic conditions. Negative developments in these or other risk factors could have material adverse effects on the Company's future financial position, results of operations and cash flow.

         Cash and Cash equivalents

         The company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2009 or September 30, 2008.

         Equipment, net

         Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

         Impairment of long lived assets

         In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company closes operations, the asset values may be materially impaired.

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

         Foreign Currency Translations

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

         Comprehensive Income and Loss

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

         Comparative financial information

         Certain financial information for the year ended June 30, 2009, has been reclassified to conform with the financial statement presentation adopted in the current year.

         Recent accounting pronouncements

         In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the update effective July 1, 2009, with no impact on its financial statements.

         In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, "Multiple Element Arrangements", and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         Management's report on internal control over financial reporting

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness. In addition, we do not have an independent person serving on the Audit Committee, and we also do not have any person with the qualifications to serve as an audit committee financial expert.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.


ITEM 1A.  RISK FACTORS.

         The following risk factors apply to the company, its business, the industry in which it operates and the common stock and market in which it trades. They should be read carefully by anyone with an interest in the company who should consider the information together with the other material in this report. Some of the statements in "Risk Factors" are forward looking statements.

RISKS RELATED TO OUR BUSINESS OPERATIONS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

         In its report dated September 29, 2009, the independent registered public accounting firm for the company stated that the financial statements for the years ended June 30, 2009 and 2008 and for the period of inception (November 7, 2005) to June 30, 2009, were prepared assuming that the company would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $3,451,898 at September 30, 2009 and recurring losses from operations. We continue to experience losses. Our ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including additional funds from the sale of the company's securities or loans from financial institutions/individuals where possible. The continued operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful, or that these funds will be available at the times or in the amounts required on terms acceptable to us.

WE HAVE A LIMITED OPERATING HISTORY

         Although we were incorporated in 2006, we are a development stage company. We have a limited operating history and will likely encounter the risks and difficulties frequently encountered by early stage companies. Such risks include, without limitation, the following:

         o amount and timing of operating costs and capital expenditures in relation to expansion of our business, operations, and infrastructure;
         o timeline to develop, test, coordinate, market and sell our card programs and processing procedures;
         o negotiation and implementation of strategic alliances or similar arrangements with companies with sufficient resources to support our programs and processing transactions;
         o        need for acceptance of products;
         o ability to anticipate and adapt to a competitive market and rapid technological developments; and
         o        dependence upon key personnel.

         We cannot be certain our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.

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

         Our revenue will be derived primarily from fees paid by users of our card products, by fees shared between us and the processors and also by the interchange revenues shared with the major card plan providers. Therefore, our future success will be dependant on our ability to increase the transaction and fee revenues that are created which are greater than our expenses. There can be no assurances that our efforts to achieve this in the beginning will be successful.

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

         In addition, the Financial Industry Regulatory Authority ("FINRA"), which supervises the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K. We have one such filing delinquency in connection with the late filing of this Report on Form 10-Q.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)(1) Between July 6, 2009 and September 14, 2009 the Company issued 3,280,000 restricted shares of its common stock to five (5) consultants performing investor relations and market awareness services for the Company. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

(a)(2) On July 13, 2009 the Company issued 300,000 restricted shares of its common stock to three (3) investors for a total subscription price of $130,998. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

(a)(3) On September 19, 2009 the Company issued a total of 5,800,000 restricted shares of its common stock to four directors and officers of the Company in exchange for the release of an aggregate of $992,210 of accrued salary through March 31, 2009. See the Company's Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission on October 13, 2009. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

None.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Consorteum Holdings, Inc.
                                                ------------------------
                                                Registrant



December 10, 2009                                /s/ Craig A. Fielding
-----------------                                -----------------------
     Date                                        Craig A. Fielding, CEO


December 10, 2009                                /s/ Peter Simpson
-----------------                                -----------------------
     Date                                        Peter Simpson, CFO