Form 10-Q
period 2009-12-31
Consorteum Holdings, Inc.
filed 2010-02-16
CIK 1387976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

          Suite 202 - 2900 John Street, Markham, Ontario L3R 5G3 Canada
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

As of February 16, 2010, the Company had 82,239,750 shares of common stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND JUNE 30, 2009.            3

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE
SIX-MONTH PERIODS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008, AND
CUMULATIVE FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2005) THROUGH
DECEMBER 31, 2009.                                                             4

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED
DECEMBER 31, 2009 AND DECEMBER 31, 2008, AND CUMULATIVE FOR THE PERIOD
FROM INCEPTION (NOVEMBER 7, 2005) THROUGH DECEMBER 31, 2009.                   5

NOTES TO CONDENSED FINANCIAL STATEMENTS.                                  6 - 15

CONSORTEUM HOLDINGS, INC.
 (FORMERLY IMPLEX CORPORATION)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
                                                                 DECEMBER 31             June 30
                                                                        2009                2009


                                     ASSETS
CURRENT ASSETS
    Cash                                                                  --         $       185
    Accounts receivable                                               10,365               7,303
    Prepaid expense                                                   52,667               1,285
    Deferred debt issuance costs                                      48,300                  --
                                                                 -------------------------------
TOTAL CURRENT ASSETS                                                 111,332               8,773
INVESTMENTS IN AFFILIATED COMPANIES (Note 5)                          45,146              86,123
EQUIPMENT, NET                                                         6,372               6,774
                                                                 -------------------------------
TOTAL ASSETS                                                     $   162,850         $   101,670
                                                                 ===============================

                                   LIABILITIES
CURRENT LIABILITIES
    Bank indebtedness (Note 6)                                   $   125,350         $    87,765
    Accounts payable                                                 290,950             276,459
    Accrued liabilities                                            1,265,050           1,730,325
    Loans payable (Note 7)                                         1,402,248             917,944
    Due to stockholders                                                   --              30,779
                                                                 -------------------------------
TOTAL CURRENT LIABILITIES                                          3,083,598           3,043,272
                                                                 -------------------------------


COMMITMENTS AND CONTINGENCIES (Note 12)

                              STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 9)
    Preferred stock, par value $0.001 per share;
    100,000,000 shares authorized; none issued and
    outstanding.                                                       --                  --
    Common stock, par value $0.001 per share; 100,000,000
    shares authorized; 74,239,750 shares (2009 -
    46,859,750 shares) issued and outstanding.                        74,240              46,860

DISCOUNT ON COMMON STOCK                                                  --            (116,224)
ADDITIONAL PAID IN CAPITAL                                         1,264,820                  --
COLLATERALIZED SHARES ISSUED                                         (87,500)                 --
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME                        (80,366)            151,042
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                  (4,091,942)         (3,023,280)
                                                                 -------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                       (2,920,748)         (2,941,602)
                                                                 -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $   162,850         $   101,670
                                                                 ===============================

      (The accompanying notes are an integral part of these condensed financial statements.)





CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations and Comprehensive Loss
For the Three and Six-Month Periods Ended December 31, 2009 and 2008, and
Cumulative for the Period from Inception (November 7, 2005) Through
December 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)
                                                                                                                 Cumulative for
                                                                                                                the period from
                                                                                                                      Inception
                                                                                                                   (November 7,
                                                                                                                          2005)
                                      FOR THE THREE-MONTH PERIODS ENDED      FOR THE SIX-MONTH PERIODS ENDED            Through
                                       DECEMBER 31,       December 31,       DECEMBER 31,       December 31,       December 31,
                                               2009               2008               2009               2008               2009

REVENUES                              $          --      $          --      $          --      $          --      $     246,417
                                      ------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Management and consulting fees          242,871            138,530            497,667            285,982          2,299,172
    General and administration
      expenses                              216,353             26,186            332,793             59,404          1,118,961
    Bad debt expense                             --                 --                 --                 --             99,738
    Selling expenses                             --                 --                 --                 --             98,010
    Depreciation expense                        559                697              1,097              1,508             12,205
                                      ------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                    459,783            165,413            831,557            346,894          3,628,086
                                      ------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                       (459,783)          (165,413)          (831,557)          (346,894)        (3,381,669)
                                      ------------------------------------------------------------------------------------------

OTHER EXPENSES
    Equity in net loss of an
      affiliated company                    (26,170)            (4,447)           (48,934)            (8,891)          (281,483)
    Write off of investment in an
      affiliated company                         --                 --                 --                 --            (78,783)
    Interest and financing costs           (153,551)           (18,584)          (188,171)           (38,923)          (350,007)
                                      ------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSES                       (180,261)           (23,031)          (237,105)           (47,814)          (710,273)
                                      ------------------------------------------------------------------------------------------

NET LOSS                                   (640,044)          (188,444)        (1,068,662)          (394,708)        (4,091,942)

    Foreign currency translation
      adjustment                              5,926            261,417           (231,408)           343,746            (80,366)
                                      ------------------------------------------------------------------------------------------

COMPREHENSIVE (LOSS) INCOME           $    (634,118)     $      72,974      $  (1,300,070)     $     (50,961)     $  (4,172,308)
                                      ==========================================================================================
LOSS PER SHARE
    BASIC                             $       (0.01)     $       (0.00)     $       (0.02)     $       (0.01)
                                      =======================================================================

    DILUTED                           $       (0.01)     $       (0.00)     $       (0.02)     $       (0.01)
                                      =======================================================================

WEIGHTED AVERAGE NUMBER
   SHARES OUTSTANDING - BASIC            55,294,234         69,859,750         55,294,234         69,859,750
                                      =======================================================================

WEIGHTED AVERAGE NUMBER
   SHARES OUTSTANDING - DILUTED          55,294,234         69,859,750         55,294,234         69,859,750
                                      =======================================================================

                        (The accompanying notes are an integral part of these condensed financial statements.)




CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows
For the Six-Month Periods Ended December 31, 2009 and 2008, and
Cumulative for the Period from Inception (November 7, 2005)
Through December 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)
                                                                                            Cumulative for
                                                                                          the periods from
                                                                                                 Inception
                                                     FOR THE SIX MONTH PERIODS ENDED    (November 7, 2005)
                                                      DECEMBER 31,     December 31,      Through December,
                                                              2009             2008               31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $(1,068,662)     $  (393,588)           $(4,091,942)
    Adjustments for non-cash items:
      Equity in net loss of an affiliated company          48,934            8,891                281,483
      Writeoff of investment in an affiliated
        company                                                --               --                 78,213
      Depreciation                                          1,097            1,508                 12,205
      Stock issued for services rendered                  159,833               --                195,412
      Options issued                                      158,436               --                158,436
      Debt issuance costs                                 (48,300)              --                (48,300)

    Changes in non-cash working capital, net of
      effects from reverse merger transaction:
      Accounts receivable                                  (2,283)            (426)               (10,490)
      Prepaid expenses                                      1,422               --                    140
      Accounts payable                                     81,079          143,742                303,345
      Accrued liabilities                                 159,306          137,430              1,884,216
                                                      ----------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                    (509,138)        (102,443)            (1,237,282)
                                                      ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                   --               --                (19,249)
    Acquisition of investment in affiliated
      companies                                                --               --               (286,916)
                                                      ----------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                          --               --               (306,165)
                                                      ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans                                   524,821          119,612              1,489,796
    Repayment of loans                                    (45,196)           3,387                (49,485)
    Proceeds from bank indebtedness                        36,156               --                146,022
    Repayment of bank indebtedness                         (7,932)              --                (14,874)
    Proceeds from issuance of capital stock               142,725               --                142,811
    Repayments of stockholders' advances                  (54,177)         (56,287)            (1,270,187)
    Proceeds from stockholders' advances                   15,615               --              1,270,940
    Repayment from related party                          (88,632)              --                (88,632)
                                                      ----------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 523,380           59,938              1,626,391
                                                      ----------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                    (14,427)          26,456                (82,944)
                                                      ----------------------------------------------------

NET (DECREASE) INCREASE IN CASH                              (185)          16,049                     --

CASH - BEGINNING OF PERIOD                                    185           16,049                     --
                                                      ----------------------------------------------------

CASH - END OF PERIOD                                  $        --      $        --            $        --
                                                      ====================================================


           (The accompanying notes are an integral part of these condensed financial statements.)

                                                     -5-

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


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

       Going Concern Assumption
       ------------------------

       The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of December 31, 2009, the Company had a negative working capital of $2,972,266 (June 30, 2009 - $3,034,499) and a deficit accumulated during the development stage of $4,091,942 (June 30, 2009 - $3,023,280).

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

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


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


2.     BASIS OF PRESENTATION

       The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("US GAAP") for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2009. The Company has evaluated subsequent events for recognition or disclosure through February 16, 2010, which was the date we filed this Form 10-Q with the SEC.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


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

       In December 2009, the FASB issued ASU 2009-17 which codifies SFAS No. 167, "Amendments to FASB Interpretations No. 46(R)" issued in June 2009. ASU 2009-17 requires a qualitative approach to indentifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its financial statements.

       In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-6"). The standard amends ASC Topic 820, "Fair Value Measurements and Disclosures" to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will not have an impact on the Company.

       The FASB issues ASUs to amend the authoritative literature in Accounting Standards Certification ("ASC"). There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


4.     FAIR VALUE MEASUREMENTS

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS No. 157-2. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

            Level 1 - Observable inputs that reflect quoted prices
                      (unadjusted) for identical assets or liabilities in active markets.

            Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

            Level 3 - Unobservable inputs which are supported by little or no market activity.

       The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash, bank indebtedness (Level 1), accounts receivable, due to stockholders, accounts payable, accrued liabilities, and loans payable, excluding loans 3, 4, 5, 9 and 12 (Note 7), (Level 2) are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. For loans 3, 4, 5, 9 and 12, the fair value is $473,111 (June 30, 2009 - $142,140).


5.     INVESTMENTS IN AFFILIATED COMPANIES

                                                           DECEMBER 31,        June 30,
                                                                   2009            2009

       Acquisition costs
         49% ownership interest in My Golf Rewards
           Canada Inc.                                        $ 343,502       $ 343,502
                                                              -------------------------
       Accumulated equity in net loss of My Golf
           Rewards Canada Inc.
         Balance, beginning of period                          (257,379)       (224,945)
         Equity in net loss for the six month period            (48,934)        (17,777)
         Translation adjustment                                   7,957         (14,657)
                                                              -------------------------

         Balance, end of period                                (298,356)       (257,379)
                                                              -------------------------

     Total                                                    $  45,146       $  86,123
                                                              =========================





CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


6.     BANK INDEBTEDNESS

       Bank indebtedness is comprised of a Royal Bank of Canada ("RBC") demand term loan, in the amount of $89,194 (June 30, 2009 - $87,765) and an overdraft of $36,156 (June 30, 2009 - $nil). Starting July 2008, the loan is repayable on a monthly basis at $1,792 plus interest, at RBC's prime rate plus 2% per annum. The loan matures June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.


7.     LOANS PAYABLE

                                                                  DECEMBER 31,      June 30,
                                                                          2009          2009
       Loan 1
       Investment loan, secured against shares of an individual
       shareholder, interest rate of 18% per annum, no fixed
       terms of repayment.                                        $    380,812  $    315,188

       Loan 2
       Investment loan, secured against shares of an individual
       shareholder, interest rate of 18% per annum, principal
       due February 13, 2010.                                          276,789       229,091

       Loan 3
       Investment loan, unsecured, bearing no interest,
       no fixed terms of repayment.                                    142,725       146,166

       Loan 4
       Investment loan, unsecured, bearing no interest,
       monthly payments commencing January 30, 2010,
       interest of 15% accrued on late payments.                       130,000            --

       Loan 5
       Investment loan, secured against 1,000,000
       shares of an individual shareholder, bearing no interest,
       due February 26, 2010.                                          200,000            --

       Loan 6
       Investment loan, unsecured, interest rate of 18%,
       per annum, no fixed terms of repayment.                          93,758        83,887





CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


7.     LOANS PAYABLE (cont'd)

                                                                  DECEMBER 31,            June 30,
                                                                          2009                2009
       Loan 7
       Investment loan, unsecured, interest rate of 18%
       per annum, no fixed terms of repayment.                          35,298              45,992

       Loan 8
       Investment loan, unsecured, interest rate of 18%
       per annum, no fixed terms of repayment.                          32,111              26,577

       Loan 9
       Investment loan, unsecured, interest rate of 3%
       per annum, principal due October 30, 2009.                       30,125                  --

       Loan 10
       Investment loan, unsecured, interest rate of 18%
       per annum, principal due October 25, 2010.                       27,956              23,138

       Loan 11
       Investment loan, unsecured, interest rate of 18%
       per annum, principal due February 17, 2010.                      27,674              22,905

       Loan 12
       Investment loan, unsecured, bearing no interest,
       no fixed terms of repayment.                                     25,000              25,000
                                                               ===================================

                                                               $      1,402,248      $     917,944
                                                               ===================================

                                      -11-

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


8.     RELATED PARTY TRANSACTIONS AND BALANCES

       The following were charged to the Company by certain stockholders for services provided:

                                                  DECEMBER 31,          June 30,
                                                          2009              2009

       a)  Management and consulting fees         $    167,076       $   407,455
                                                  ==============================


       b)   General and administrative            $     29,517       $    62,932
                                                  ==============================


       These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

       Included in accrued liabilities is $579,892 (June 30, 2009 - $1,126,109) owed to certain stockholders for management fees, consulting fees and other expenses.

       Included in accounts payable is $135,775 (June 30, 2009 - $122,693) owed to My Golf Rewards Canada Inc., an affiliated company, as part of the Company's equity investment obligation (see Note 5).

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


9.     CAPITAL STOCK

       The following transactions occurred during the six-month period:

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

       On November 24, 2009, the Company issued 3,125,000 shares of common stock to a company, in relation to marketing services provided for a value of $50,000.

       On November 25, 2009, the Company issued 3,125,000 shares of common stock to a company, in relation to marketing services provided for a value of $50,000.

       On December 1, 2009, the Company issued 1,500,000 shares of common stock to a company, in relation to issuance of debt of $130,000.

       On December 9, 2009, the Company issued 1,500,000 shares of common stock to a company pursuant to a six-month public and investor relation service contract for $60,000.

       On December 18, 2009, the Company issued 8,750,000 shares of common stock in relation to legal services provided for a value of $87,500. The common stock has been put into an escrow account until May 31, 2010 and will be released back to the Company if the services are paid in full, prior to that date.

       WARRANTS

       As at December 31, 2009, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 2 years.

       OPTIONS

       As at December 31, 2009, 2,500,000 options were outstanding, having an exercise price of $0.15 per share of common stock with a remaining contractual life of 2.98 years. These options were valued at $158,436 using the Black-Scholes model, using key assumptions of volatility of 62%, risk-free interest rate of 1.56%, a term life equivalent to the life of the options and reinvestment of all dividends in the Company of zero percent.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


10.    INCOME TAXES

       At December 31, 2009, the Company has unused net operating loss carry-forwards of approximately $3,104,000 which expire at various dates through 2029. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to "changes in ownership".

       As of December 31, 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since utilization of such amounts is not presently expected in the foreseeable future.


11.    CASH FLOW SUPPLEMENTAL INFORMATION

       During the period, the Company had cash flows arising from interest and income taxes paid as follows:

                                                            Cumulative for
                                                           the period from
                                                                 Inception
                                                              (November 7,
                                                             2005) Through
                                                              December 31,
                                2009              2009                2009

       Income tax       $         --       $        --        $         --
                        ==================================================

       Interest         $         --       $        --        $     57,104
                        ==================================================


12.    COMMITMENTS AND CONTINGENCIES

       The Company has contractual commitments for various management and consulting fees and general and administrative expenses totaling approximately $338,500 for 2010. Of this amount, approximately $201,500, is committed to certain stockholders of the Company.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


13.    SUBSEQUENT EVENTS

       On January 12, 2010, the Company's Board of Directors passed a resolution to issue 500,000 stock options to a private investor as a bonus for a loan advanced to the Company. In addition, the Company's Board of Directors approved the issuance of 50,000 stock options to an individual as a finder's compensation fee for obtaining the private investor.

       On January 13, 2010, the Company has increased its ownership stake in its investment in My Golf Rewards Canada Inc. from 49% to 75% with the total consideration of $2.

       On January 16, 2010, the Company entered into a joint venture agreement with an individual to create a First Nations Financial Services company providing financial products. The Company has committed to invest up to $250,000 in the project as an initial investment on or before February 1, 2010.

       On January 18, 2010, the Company settled an outstanding debt of $300,000 plus interest with a company through the issuance of 1,500,000 restricted shares of common stock of the Company.

       On February 3, 2010, the Company obtained debt financing in the form of a promissory note from an unrelated company amounting to $404,746. The promissory note is due within twelve months and bears interest of 15% per annum. The promissory note contains a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount of the average three dip bid on the day of conversion. The holder can convert the promissory note in whole or in part with the remaining balance of the debt accruing interest in the event of a partial conversion. On February 3, 2010, the holder of the promissory note converted $50,000 of the note into 6,500,000 shares of common stock of the Company. The funds received by the Company were used to fulfill debt obligations owed to two of the Company's executives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         EXECUTIVE LEVEL OVERVIEW

         Consorteum, Inc. (hereafter "the Company") was incorporated under the laws of the Province of Ontario on April 3, 2006. On June 15, 2009, the Company became a wholly-owned subsidiary of Consorteum Holdings, Inc., a Nevada corporation ("CHI" or the "Parent"), as a result of the closing under an agreement and plan of exchange pursuant to which all of the Company stockholders exchanged all of their issued and outstanding shares of the Company for an equivalent number of shares of common stock of CHI. As a result of the exchange agreement closing, The Company will function as the operating company and CHI will be a holding company.

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

         The Company had several existing contracts in place that were to begin in the fourth quarter of 2009. Due to the financial constraints these project deployments have been moved to the first quarter of 2010. The Company expects to earn the majority of its revenues in the near future from upfront project management retainers, program setup fees, and reoccurring revenues from currency settlement, debit and credit card transaction fees.

         In the fourth quarter the Company terminated its joint venture relationship with Trans Screen Group.

         The initial pilot program for Mobile Check Cashing has been launched and is actively being marketed. The first customers are currently being set up and check cashing services are now scheduled to begin February 2010.

After review of the golf program and financial results, the Company decided to increase its ownership stake in My Golf Rewards Canada Inc. Consorteum is also in dialogue with an international group for expansion of the My Golf Rewards program.

The financial results of the six months ended on December 31, 2009 are reflective of an early stage company in its initial development phase that has been focused on growing its project management team for deployments of new and existing contracts. After review of the quarter and the first six months of the current fiscal year, management's focus for 2010 is on new global business development opportunities and expanding its technology partners in order to move the Company forward into the next growth phase of development.


Recent Developments

On January 12, 2010, the Board approved the issuance of 500,000 stock options to a private investor as a bonus for a loan advanced to the Company. In addition, the Board approved the issuance of 50,000 stock options to an individual as a finder's compensation fee.

On January 13, 2010, the Company increased its ownership stake in My Golf Rewards Canada Inc, from 49% to 75%. The Company has committed to increasing its financial commitment in My Golf Rewards by $250,000 and in return has increased its ownership position.

On January 16, 2010, the Company signed a 50/50 joint venture agreement with John Bernard, a First Nation representative to create a First Nations financial services company providing financial products. The services will include benefit cards, payroll cards, prepaid services, merchant discount rates, and point of sale solutions. The Company's commitment is $250,000 for the first phase of the project.

On January 18, 2010, the Company settled an outstanding debt of $300,000 plus interest with Lucky Pearl Investments Ltd. through the issuance of 1,500,000 restricted shares of common stock of the Company.

On January 18, 2010, the Company signed an agreement with NxSystems Inc. which enables the Company as agent to offer its clients global card issuance, multiple currency settlement, global electronic payments, e-wallets, and a variety of other financial products and services.

On January 20, 2010, the Company was contracted by Blue Sea Manning Ltd. to provide consulting services for their UK based recruiting company within the private yachting industry. The Company will provide Blue Sea Manning with global multi-currency settlement, payroll cards, expense cards and e-wallet functionality.

On February 3, 2010, the Company obtained debt financing in the form of a promissory note from an unrelated company amounting to $404,746. The promissory note is due within twelve months and bears interest of 15% per annum. The promissory note contains a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount of the average three dip bid on the day of conversion. The holder can convert the promissory note in whole or in part with the remaining balance of the debt accruing interest in the event of a partial conversion. On February 3, 2010, the holder of the promissory note converted $50,000 of the note into 6,500,000 shares of common stock of the Company. The funds received by the Company were used to deduce debt obligations owed to two of the Company's executives.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2009, the Company had $111,332 in total current assets, compared to total current assets of $8,773 as of June, 30, 2009. The December 31, 2009 current assets were comprised of $10,365 in accounts receivable and $52,667 in prepaid expenses and $48,300 in deferred debt issuance costs. As at December 31, 2009, the Company's fixed assets consisted of computer equipment valued at $19,058 less accumulated depreciation of $12,686.

         Until the Company has the necessary financial operating capital to execute its business plan, revenues will be limited due to program deployment delays. Many of the existing contracts and initiatives require capital expenditure by the Company.


RESULTS OF OPERATIONS

         The Company had revenues of $nil for the six-months ended December 31, 2009, compared with $nil for the six-months ended December 31, 2008. The Companies existing contracts require a ramp up period for revenue generation and continued project management and sales support. In addition the Company still requires significant capitalization for operations to fully execute the current contracts. The Company has engaged in a number of new contracts in 2010, that will see upfront management retainers for work done and more targeted revenue opportunities. For the six-months ended December 31, 2009, the Company had a net loss of $1,068,662 compared to a net loss of $394,708 for the six-months ended December 31, 2008.

         Operating expenses increased from $346,894 for the six-months ended December 31, 2008 to $831,557 for the six-months ended December 31, 2009. The substantial majority of the increase in costs for the past six months can be attributed to the acquisition costs of Consorteum Holdings, Inc. and subsequent reverse merger. The Company continues to incur significant overhead costs for compliance requirement for the publicly trading entity. The Company has also incurred significant cost increases for auditing, accounting, legal, management, consulting, investor and public relations,

OFF BALANCE SHEET ARRANGEMENTS

         The Company does not currently have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

         As at December 31, 2009 the Company did not have any significant contractual obligations with the exception of a contract to pay $100,000 in four equal quarterly installments of $25,000 to Fidelisoft under a software licensing agreement for the period September 2009 through August 2010.

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

         Cash and Cash equivalents

         The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2009 or December 31, 2008.

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

         Revenue Recognition

         The Company recognizes revenue in accordance with U.S. Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4)collectability is reasonably assured.

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

         Recent accounting pronouncements

         In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The company adopted the update effective July 1, 2009, with no impact on its financial statements.

         In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB Accounting Standards Codification ("ASC") Subtopic 605-25, "Multiple Element Arrangements", and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

         In December 2009, the FASB issued ASU 2009-17 which codifies SFAS No. 167, "Amendments to FASB Interpretations No. 46(R)" issued in June 2009. ASU 2009-17 requires a qualitative approach to indentifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its financial statements.

         In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-6"). The standard amends ASC Topic 820, "Fair Value Measurements and Disclosures" to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will not have an impact on the Company.

         The FASB issues ASUs to amend the authoritative literature in Accounting Standards Certification ("ASC"). There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.


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

         Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2009. The Company has prepared management's report as required.

         The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on June 30, 2010.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         Management's report on internal control over financial reporting

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness. In addition, we do not have an independent person serving on the Audit Committee, and we also do not have any person with the qualifications to serve as an audit committee financial expert.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

         In its report dated September 29, 2009, the independent registered public accounting firm for the company stated that the financial statements for the years ended June 30, 2009 and 2008 and for the period of inception
(November 7, 2005) to June 30, 2009, were prepared assuming that the company would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $4,091,942 at December 31, 2009 and recurring losses from operations.
We continue to experience losses. Our ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including additional funds from the sale of the company's securities or loans from financial institutions/individuals where possible. The continued operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful, or that these funds will be available at the times or in the amounts required on terms acceptable to us.

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

         Historic industry experience is that the level of transactions is subject to seasonal variation. Transaction levels have consistently been higher in the last quarter of the year due to increased use of our prepaid credit card programs during the holiday season. Transaction levels are greater for our loyalty and reward programs during the second and third quarter of the year. The level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year. As a result of these seasonal variations, our quarterly operating results, which depend in part on the number and value of the transactions processed, may fluctuate materially.

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

         Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock. There are currently 13,360,000 shares of our common stock available for sale.

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

         In addition, the Financial Industry Regulatory Authority ("FINRA"), which supervises the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. The Company failed to file its Report on Form 10-Q for the period ended September 30, 2009 within the requisite time period, and, as a result, has one filing delinquency within the meaning of the Eligibility Rules. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K.

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

SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY AFFECT MARKET PRICE.

         All the shares held by Consorteum Stockholders who received them in the Exchange Agreement transaction were issued in reliance on the section 4(2) exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least six months, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current Company information is then publicly available. As of February 12, 2010 there were 56,939,750 shares of our common stock eligible for sale pursuant to Rule 144. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

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

None.


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

                                                Consorteum Holdings, Inc.
                                                ------------------------
                                                Registrant



February 16, 2010                                /s/ Craig A. Fielding
-----------------                                -----------------------
     Date                                        Craig A. Fielding, CEO


February 16, 2010                                /s/ Peter Simpson
-----------------                                -----------------------
     Date                                        Peter Simpson, CFO