Form 10-Q
period 2010-03-31
Consorteum Holdings, Inc.
filed 2010-05-24
CIK 1387976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

          141 Adelaide Street West, Suite 550, Toronto. Ontario, M5H 3L5 Canada

         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (866) 824-8854
                                 --------------
                          (Company's Telephone Number)


          Suite 202 - 2900 John Street, Markham, Ontario L3R 5G3 Canada
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

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

As of May 20, 2010, the Company had 93,953,715 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010
AND JUNE 30, 2009.                                                             3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS FOR THE THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2010 AND
MARCH 31, 2009, AND CUMULATIVE FOR THE PERIOD FROM INCEPTION
(NOVEMBER 7, 2005) THROUGH MARCH 31, 2010.                                     4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH
PERIODS ENDED MARCH 31, 2010 AND MARCH 31, 2009, AND CUMULATIVE FOR
THE PERIOD FROM INCEPTION (NOVEMBER 7, 2005) THROUGH MARCH 31, 2010.           5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                     6 - 16

CONSORTEUM HOLDINGS, INC.
 (FORMERLY IMPLEX CORPORATION)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                              MARCH 31         June 30
                                                                2010            2009
                                                             -----------     -----------

                                     ASSETS
CURRENT ASSETS
    Cash                                                              --     $       185
    Accounts receivable                                           17,605           7,303
    Prepaid expense                                               22,697           1,285
    Deferred debt issuance costs                                  35,700              --
                                                             -----------     -----------
TOTAL CURRENT ASSETS                                              76,002           8,773
INVESTMENTS IN AFFILIATED COMPANIES (Note 4)                          --          86,123
EQUIPMENT, NET                                                     6,012           6,774
INTANGIBLE ASSET  (Note 5)                                       311,941              --
                                                             -----------     -----------
TOTAL ASSETS                                                 $   393,955     $   101,670
                                                             ===========     ===========

                                   LIABILITIES
CURRENT LIABILITIES
    Bank indebtedness (Note 6)                               $   130,935     $    87,765
    Accounts payable                                             500,490         276,459
    Accrued liabilities                                        1,373,455       1,730,325
    Loans payable (Note 7)                                     1,077,239         917,944
    Due to stockholders                                          215,878          30,779
                                                             -----------     -----------
TOTAL CURRENT LIABILITIES                                      3,297,997       3,043,272
                                                             -----------     -----------


COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 9)
    Preferred stock, par value $0.001 per share;
      100,000,000 shares authorized; none issued and
      outstanding.                                                    --              --
    Common stock, par value $0.001 per share; 100,000,000
      shares authorized; 85,953,715 (2009 -
      46,859,750) shares issued and 70,667,680 (2009 -
      46,859,750) shares outstanding.                             85,954          46,860

TREASURY STOCK                                                    15,286              --
DISCOUNT ON COMMON STOCK                                              --        (116,224)
ADDITIONAL PAID IN CAPITAL                                     1,807,717              --
COLLATERALIZED SHARES ISSUED                                    (137,500)             --
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME                   (168,359)        151,042
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE              (4,507,140)     (3,023,280)
                                                             -----------     -----------
TOTAL STOCKHOLDERS' DEFICIT                                   (2,904,042)     (2,941,602)
                                                             -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   393,955     $   101,670
                                                             ===========     ===========

 (The accompanying notes are an integral part of these condensed consolidated financial statements.)




CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine-Month Periods Ended March 31, 2010 and 2009, and
Cumulative for the Period from Inception (November 7, 2005) Through
March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)
                                                                                                                 Cumulative for
                                                                                                                the period from
                                                                                                                      Inception
                                                                                                                   (November 7,
                                                                                                                          2005)
                                      FOR THE THREE-MONTH PERIODS ENDED      FOR THE NINE-MONTH PERIODS ENDED           Through
                                            MARCH 31,           March 31,          MARCH 31,          March 31,        March 31,
                                               2010               2009               2010               2009               2010
                                      ------------------------------------------------------------------------------------------


REVENUES                              $          --      $         199      $          --      $         199      $     246,417
                                      ------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Management and consulting fees          256,299            113,580            753,996            399,369          2,555,471
    General and administration
      expenses                              115,262            249,845            448,055            256,540          1,234,223
    Bad debt expense                             --                 --                 --                 --             99,738
    Selling expenses                             --                 --                 --                 --             98,010
    Depreciation expense                        568                680              1,665              2,188             12,773
                                      ------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                    372,129            364,105          1,203,686            658,097          4,000,215
                                      ------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                       (372,129)          (363,906)        (1,203,686)          (657,898)        (3,753,798)
                                      ------------------------------------------------------------------------------------------

OTHER EXPENSES
    Equity in net loss of an
      affiliated company                       (575)            (4,173)           (49,509)           (13,125)          (282,058)
    Write off of investment in an
      affiliated company                         --                 --                 --                 --            (78,783)
    Interest and financing costs            (42,494)           (27,853)          (230,665)           (67,612)          (392,501)
                                      ------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSES                        (43,069)           (32,026)          (280,174)           (80,737)          (753,342)
                                      ------------------------------------------------------------------------------------------

NET LOSS                                   (415,198)          (331,880)        (1,483,860)          (738,635)        (4,507,140)

    Foreign currency translation
      adjustment                            (87,993)            54,730           (319,401)           316,147           (168,359)
                                      ------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                    $    (503,191)     $    (277,150)      $ (1,803,261)     $    (422,488)      $ (4,675,499)
                                      ==========================================================================================
LOSS PER SHARE
    BASIC                             $       (0.01)     $       (0.00)     $       (0.03)     $       (0.01)
                                      =======================================================================

    DILUTED                           $       (0.01)     $       (0.00)     $       (0.03)     $       (0.01)
                                      =======================================================================

WEIGHTED AVERAGE NUMBER
   SHARES OUTSTANDING - BASIC            83,831,016         68,914,545         64,753,396         68,914,545
                                      =======================================================================

WEIGHTED AVERAGE NUMBER
   SHARES OUTSTANDING - DILUTED          83,831,016         68,914,545         64,753,396         68,914,545
                                      =======================================================================

                        (The accompanying notes are an integral part of these condensed consolidated financial statements.)




CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended March 31, 2010 and 2009, and
Cumulative for the Period from Inception (November 7, 2005)
Through March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)
                                                                                              Cumulative for
                                                                                             the period from
                                                                                                  Inception
                                                        FOR THE NINE MONTH PERIODS ENDED     (November 7, 2005)
                                                          MARCH 31,           March 31,       Through March 31,
                                                            2010                2009                2010
                                                         -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $(1,483,860)        $  (736,635)        $(4,507,140)
    Adjustments for non-cash items:
      Equity in net loss of an affiliated company             52,429              13,125             284,978
      Writeoff of investment in an affiliated
      company                                                     --                  --              78,213
      Acquisition of intangible asset                       (265,225)                 --            (265,225)
      Depreciation                                             1,826               2,188              12,934
      Stock issued for services rendered                   1,069,143                  --           1,104,722
      Options issued                                         158,436                  --             158,436
      Debt issuance costs                                    406,697                  --             406,697

    Changes in non-cash working capital,
    net of effects from reverse merger
      transaction:
      Accounts receivable                                     (9,241)               (642)            (17,448)
      Prepaid expenses                                         1,472                  --                 190
      Accounts payable                                       198,264             186,143             420,530
      Accrued liabilities                                   (355,064)            183,841           2,079,974
                                                         -----------         -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                        485,003            (351,980)           (243,141)
                                                         -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                      --                  --             (19,249)
    Acquisition of investment                                     --                  --            (286,916)
                                                         -----------         -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                             --                  --            (306,165)
                                                         -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans                                      651,029             393,470           1,616,004
    Repayment of loans                                      (101,712)             (3,628)           (106,001)
    Proceeds from bank indebtedness                           38,821                  --             148,687
    Repayment of bank indebtedness                            (8,208)            (16,201)            (15,150)
    Proceeds from issuance of capital stock                  576,864                  --             576,950
    Proceeds from stockholders' advances                     273,476                  --           1,528,801
    Repayments of stockholders' advances                    (151,967)            (31,081)         (1,367,977)
    Repayment from related party                          (1,758,160)                 --          (1,758,160)
                                                         -----------         -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   (479,857)            342,560             623,154
                                                         -----------         -----------         -----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                        (5,331)             (2,355)            (73,878)
                                                         -----------         -----------         -----------

NET (DECREASE) INCREASE IN CASH                                 (185)            (11,775)                 --

CASH - BEGINNING OF PERIOD                                       185              16,049                  --
                                                         -----------         -----------         -----------

CASH - END OF PERIOD                                     $        --         $     4,274         $        --
                                                         ===========         ===========         ===========


           (The accompanying notes are an integral part of these condensed consolidated financial statements.)

                                                     -5-

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


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

       Going Concern Assumption
       ------------------------

       The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of March 31, 2010, the Company had a negative working capital of $3,221,995 (June 30, 2009 - $3,034,499) and a deficit accumulated during the development stage of $4,507,140 (June 30, 2009 - $3,023,280), and is in the process of renegotiating loan extensions.

       The Company's continuance as a going concern is dependent on the successful efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; the successful negotiation of loan payments or extensions as they come due; and the attainment of key contracts. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these condensed consolidated financial statements could be material.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


1. ORGANIZATION, DEVELOPMENT STAGE ACTIVITIES, AND GOING CONCERN (cont'd)

       Going Concern Assumption (cont'd)
       ---------------------------------

       The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.


2. BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("US GAAP") for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2009.


       BASIS OF CONSOLIDATION

       The condensed consolidated financial statements include Consorteum Inc., Consorteum Holdings Inc. and My Golf Rewards Canada Inc. from January 13, 2010 through March 31 2010. All material inter-company amounts have been eliminated.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


3. FAIR VALUE MEASUREMENTS

       The Company adopted ASC 820, "Fair Measurement and Disclosure" as of June 15, 2009. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measured date, not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

       The three levels are described below:


            Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

            Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

            Level 3 - Unobservable inputs which are supported by little or no market activity.

       The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash and cash equivalents (Level 1), other receivables, accounts payable, accrued liabilities, loans payable, and due to related parties (Level 2) are reflective in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.




4. INVESTMENTS IN AFFILIATED COMPANIES

                                                         MARCH 31,      June 30,
                                                              2010         2009
                                                         ---------    ---------
       Acquisition costs
         49% ownership interest in My Golf Rewards
           Canada Inc.                                   $ 343,502    $ 343,502
                                                         ---------    ---------
       Accumulated equity in net loss of My Golf
           Rewards Canada Inc.
         Balance, beginning of period                     (257,379)    (224,945)
         Equity in net loss for the current year           (48,934)     (17,777)
         Translation adjustment                              9,528      (14,657)
                                                         ---------    ---------

         Balance, end of period                           (296,785)    (257,379)
         Consolidation                                     (46,717)          --
                                                         ---------    ---------

         Total                                           $      --    $  86,123
                                                         =========    =========

         On January 13, 2010, the Company purchased an additional 26% interest in My Golf Rewards Canada Inc. for a cash payment of $2 and the assumption of the liabilities. The assets, liabilities and operating results of My Golf Rewards Canada Inc. have been consolidated from that date. As at January 13, 2010, the Company owns 75% of the issued and outstanding shares of My Golf Rewards Canada Inc.

         Cumulative operating losses of $282,058 arising in My Golf Rewards Canada Inc. prior to January 13, 2010 have been accounted for under the equity method.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


5. INTANGIBLE ASSET

       As a result of the acquisition of the additional interest in My Golf Rewards Canada Inc., the Company acquired an interest in the software license. Accordingly, the asset has been recorded at its estimated acquisition cost, which value has been supported by recent arms length negotiations.

       The asset will be amortized on a systematic basis over its estimated life. The license is subject to an annual renewal fee, which fee will be expensed as incurred.

       Purchase price allocation as follows:

                  Purchase Price                            $ 46,717
                                                            --------

                  Cash                                      $  9,815
                  Accounts Receivable                       $168,654
                                                            --------
                  Total Assets                              $178,469
                                                            --------

                  Accounts Payable                          $357,542
                  Loan Payable                              $ 86,153
                                                            --------
                  Total Liabilities                         $443,695
                                                            --------

                  Negative Net Assets                      ($265,224)
                                                           ---------

                  Estimated Acquisition Cost               $ 311,941
                                                           =========

6. BANK INDEBTEDNESS

       Bank indebtedness is comprised of a Royal Bank of Canada ("RBC") demand term loan, in the amount of $92,296 (June 30, 2009 - $87,765) and an overdraft of $38,639 (June 30, 2009 - $nil). The loan is repayable on a monthly basis at $1,792 plus interest, at RBC's prime rate plus 2% per annum. The loan matures June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.


7. LOANS PAYABLE

                                                                              MARCH 31, June 30,
                                                                                2010      2009
                                                                               -------   -------
       Loan 1
       Investment loan, secured against shares of an individual shareholder, interest rate of 18% per annum, principal
       due extended to February 13, 2011                                       299,130   229,091

       Loan 2
       Investment loan, secured against 1,500,000
       shares of an individual shareholder, bearing no interest,
       due February 26, 2010.                                                  200,000        --

       Loan 3
       Investment loan, unsecured, bearing no interest,
       no fixed terms of repayment.                                            145,721   146,166

       Loan 4
       Investment loan, unsecured, interest rate of 18%,
       per annum, no fixed terms of repayment.                                  98,279    83,887

       Loan 5
       Investment loan, unsecured, bearing no interest,
       monthly payments commencing January 30, 2010,
       interest of 15% accrued on late payments.                                94,545        --






CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


7. LOANS PAYABLE (cont'd)

                                                                               MARCH 31,    June 30,
                                                                                 2010         2009
                                                                               ----------   ----------
       Loan 6
       Investment loan, unsecured, interest rate of 10%
       Per annum, no fixed terms of repayment.                                     85,800           --

       Loan 7
       Investment loan, unsecured, interest rate of 18%
       per annum, no fixed terms of repayment.                                     34,703       26,577

       Loan 8
       Investment loan, unsecured, interest rate of 3%
       per annum, demand loan no fixed date.                                       31,404           --

       Loan 9
       Investment loan, unsecured, interest rate of 18%
       per annum, principal due October 25, 2010.                                  30,212       23,138

       Loan 10
       Investment loan, unsecured, interest rate of 18%
       per annum, principal due extended to February 17, 2011.                     29,907       22,905

       Loan 11
       Investment loan, unsecured, interest rate of 18%
       per annum, no fixed terms of repayment.                                     25,076       45,992

       Loan 12
       Investment loan, unsecured, non interest bearing
       With no fixed term of repayment.                                             2,462           --

       Loan 13
       Investment loan, secured against shares of an individual shareholder, interest rate of 18% per annum, no fixed
       terms of repayment. Debt has been converted to shares.                          --      315,188

       Loan 14
       Investment loan, unsecured, bearing no interest,
       no fixed terms of repayment.                                                    --       25,000

                                                                               ----------   ----------

                                                                               $1,077,239   $  917,944
                                                                               ==========   ==========

       Certain of the loans were due for repayment in February 2010 and have been negotiated and extended. As of the date of this report extension terms have been agreed to for two outstanding loans and the Company continues to hold discussions on the balance of one defaulted loan (Loan
       2).

       On February 3, 2010 the Company had negotiated a debt facility from an unrelated third party, which provided up to $404,746 in the form of a promissory note bearing interest at 15% per annum. The promissory note contained a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount. Funds are advanced to the Company in tranches and immediately converted into common shares and as at March 31, 2010, a total of $124,000 of this facility has been advanced and converted into 17,500,000 common stock.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


8. RELATED PARTY TRANSACTIONS AND BALANCES

       The following were charged to the Company by certain stockholders for services provided:

                                                    MARCH 31,          June 30,
                                                      2010              2009

       a)  Management and consulting fees         $    253,557       $   407,455
                                                  ==============================


       b)  General and administrative             $     44,797       $    62,932
                                                  ==============================


       These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

       Included in accrued liabilities is $519,460 (June 30, 2009 - $1,126,109) owed to certain stockholders, directors and officers for management fees, consulting fees and other expenses.

       Included in accounts payable as at June 30, 2009 was an amount of $122,693 owed to My Golf Rewards Canada Inc., an affiliated company, as part of the Company's equity investment obligation (see Note 4). Any such balances as of March 31, 2010 are now eliminated on consolidation.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


9. CAPITAL STOCK

       The following transactions occurred during the nine-month period:

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

       On March 1, 2010, the Company entered into a professional services agreement (the "PSA") with its corporate counsel, pursuant to which the Company agreed to issue 5,000,000 shares of its common stock to its corporate council as collateral for compensation for accrued and unpaid professional fees of $50,000 for the period between January 1, 2009 and June 30, 2009.

       On March 1, 2010, the Company issued a total of 3,000,000 shares of its common stock to a director and Chairman of the Board of the Company. Of this total 1,500,000 shares were issued as indemnification for the foreclosure and seizure by a Company creditor of the identical number of a director's shares posted by the director as collateral for a loan by the creditor to the Company.
       The remaining 1,500,000 shares were issued to the director at $0.01 cents a share to offset $15,000 of accrued expenses.

       On March 1, 2010, the holder of the promissory note converted $50,000 of the note into 7,500,000 shares of common stock of the Company. The funds received by the Company were used to fulfill debt obligations owed to the Company's executives.

       On March 11, 2010, the holder of the promissory note converted $24,000 of the note into 3,500,000 shares of common stock of the Company. The funds received by the Company were used to fulfill debt obligations owed to the Company's executives.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


9. CAPITAL STOCK (cont'd)

       On March 11, 2010, a shareholder of the Company returned 1,500,000 shares to the Company's treasury.

       On March 18, 2010, two shareholders of the Company returned 1,000,000 shares each to the Company's treasury.

       On March 31, 2010, a shareholder of the Company returned 11,786,035 shares to the Company's treasury.


       WARRANTS

       As at March 31, 2010, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 1.75 years.

       OPTIONS

       As at March 31, 2010, 2,500,000 options were outstanding, having an exercise price of $0.15 per share of common stock with a remaining contractual life of 2.48 years. These options were valued at $158,436 using the Black-Scholes model, using key assumptions of volatility of 62%, risk-free interest rate of 1.56%, a term life equivalent to the life of the options and reinvestment of all dividends in the Company of zero percent.

       The Company has a commitment to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an individual as a finder's fee which commitments were made on January 12, 2010. As at March 31, 2010, these options have not been issued.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)


10. INCOME TAXES

       At March 31, 2010, the Company has unused net operating loss carry-forwards of approximately $3,111,000 which expire at various dates through 2029. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to "changes in ownership".

       As of March 31, 2010, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since utilization of such amounts is not presently expected in the foreseeable future.


11. CASH FLOW SUPPLEMENTAL INFORMATION

       During the period, the Company had cash flows arising from interest and income taxes paid as follows:

                                                            Cumulative for
                                                           the period from
                                                                 Inception
                             Nine Months      Nine Months      (November 7,
                              Ended            Ended         2005) Through
                             March 31,        March 31,           March 31,
                                2010              2009                2010

       Income tax       $         --       $        --        $         --
                        ==================================================

       Interest         $         --       $        --        $     57,104
                        ==================================================


12. COMMITMENTS AND CONTINGENCIES

       The Company has contractual commitments for various management and consulting fees and general and administrative expenses totaling approximately $192,100 for 2010. Of this amount, approximately $104,300, is committed to certain stockholders of the Company.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)


13. SUBSEQUENT EVENTS


         On May 5, 2010 the Company came to a settlement and conversion agreement with Quality Stocks and Illuminated Financial Relations Corp to convert $40,000 of previously advanced funding into 8,000,000 common shares of Consorteum Holdings. 4,000,000 shares were issued to each party.

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

         Until the closing of the exchange agreement, the Company relied on financing from sales of its common stock to related parties and private lending arrangements with individual investors. Management believes the Company's changed status as a subsidiary of a public company will make it easier to attain working capital stability, allowing the company to grow and meet its operational forecast. The Company continues to seek capital funding and required to raise an estimated $750,000 of operating capital in order to successfully implement the first phases of the various contract described in Item 1 entitled "The Business" in its filing on Form 10-K for the year ended June 30, 2009. To the extent that the Company receives less than the amount sought or receives it over time instead of one payment, management will be required to select which initiatives to deploy, which best generate best return of investment revenues and will have to defer other projects until receipt of additional capitalization funding.

         The Company has engaged one investment group and is currently in negotiations with several others for potential investor funding for the Company; however, the amount, terms and conditions of any such investment are still to be determined, and there can be no assurance that any such negotiations will result in a closing for all of the funds needed or be concluded successfully at all.

         The Company had several existing contracts in place that were to begin in the fourth quarter of 2009. Due to the financial constraints several of these project deployments have been moved to the second quarter of 2010.
The Company recently signed an agreement with RoseBank Capital to raise (on a best-efforts basis) of upwards of $500,000 for the My Golf Rewards program. Additional funding is also being pursued. The Company expects to earn the majority of its revenues in the near future from transaction processing from its My Golf Rewards program, First Nations deployment, and its international payroll programs.

QUARTERLY UPDATE.

On January 12, 2010, the Board approved the issuance of 500,000 stock options to a private investor as a bonus for a loan advanced to the Company. In addition, the Board approved the issuance of 50,000 stock options to an individual as a finder's compensation fee.

After review of the golf program and financial results, the Company decided to increase its ownership stake in My Golf Rewards Canada Inc. Consorteum is also in dialogue with an international group for expansion of the My Golf Rewards program. On January 13, 2010, the Company increased its ownership stake in My Golf Rewards Canada Inc, from 49% to 75%. The Company has committed to increasing its financial commitment in My Golf Rewards by $250,000 in return for the increase in its ownership position. The Company's has engaged RoseBank Capital to raise funding (on a best efforts basis) of up to $500,000 for the development of the program and expects to begin large-scale deployment this coming summer.

On January 16, 2010, the Company signed a 50/50 joint venture agreement with John Bernard, a First Nation representative to create a First Nations financial services company providing financial products. The services will include benefit cards, payroll cards, prepaid services, merchant discount rates, and point of sale solutions. The Company is in the first stage of deployment and will be launching its first benefits card program within the next 45 days.

On January 18, 2010, the Company settled an outstanding debt of $300,000 plus interest with Lucky Pearl Investments Ltd. through the issuance of 1,500,000 restricted shares of common stock of the Company.

On January 18, 2010, the Company signed an agreement with NXSystems Inc. which enables the Company as agent to offer its clients global card issuance, multiple currency settlement, global electronic payments, e-wallets, and a variety of other financial products and services. The Company is currently working with NXSystems on several new projects including payment processing, ACH and EFT invoice settlement and international payroll. Additional new contract will be forthcoming.

On January 20, 2010, the Company was contracted by Blue Sea Manning Ltd. to provide consulting services for their UK based recruiting company within the private yachting industry. The Company will provide Blue Sea Manning with global multi-currency settlement, payroll cards, expense cards and e-wallet functionality. The program is in current Beta testing and will be expanding to the entire company payroll within the next month.

On January 26, 2010 the Company approved the issuing of 10,000,000 Convertible Preferred Shares to Mr. Craig Fielding and 10,000,000 Convertible Preferred Shares to Mr. Quent Rickerby in consideration of services to the corporation at a share price of $0.001 per share.

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

On March 1, 2010 the Board, by unanimous written consent, and holders of a majority of the issued and outstanding shares of the Company's common stock approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to Five Hundred Million (500,000,000) shares from One Hundred Million (100,000,000) shares. The increase in the authorized shares will become effective upon filing the amendment with the Secretary of State of the State of Nevada which the Company anticipates will occur approximately mid June 2010.

The Company is currently amending its Articles of Incorporation to create a class of Convertible Preferred Shares. Each Convertible Preferred Share may be converted into 2 common shares.

On March 12, 2010 Richard C. Fox, P.A foreclosed on a pledge of 8,815,000 shares of common stock pledged by the Company's CEO, Craig A. Fielding, as collateral for $100,000 promissory note the Company delivered at the closing under the exchange agreement in June 2009. The Company will replace these shares by issuing Convertible Preferred Shares to Mr. Fielding when it amends its articles of incorporation to create a series of Convertible Preferred Shares. Once approved, the Company will issue Craig Fielding 4,407,500 Convertible Preference Shares to replace the 8,815,000 common shares Mr. Fielding had held in escrow and used to satisfy the outstanding $100,000 note due to Richard C. Fox, P.A.

On March 14, 2010. Once approved, the Company will issue Craig Fielding 4,407,500 Convertible Preference Shares to replace the 8,815,000 common shares Mr. Fielding had held in escrow and used to satisfy the outstand $100,000 note due to Richard C. Fox, P.A.

The financial results of the nine months ended on March 31, 2010 are reflective of an early stage company in its initial development phase that has been focused on capital funding, growth of its project management team for deployments of new and existing contracts. After review of the quarter and the first nine months of the current fiscal year, management's focus for 2010 continues to be on new global business development opportunities and expanding its technology partners in order to move the Company forward into the next growth phase of development. The Company is in final discussions on a number of overseas projects within the international payroll marketplace. These new projects will enable the company to deploy large-scale programs with increased revenue opportunities, while billing upfront consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2010, the Company had $76,002 in total current assets, compared to total current assets of $8,773 as of June, 30, 2009. The March 31, 2010 current assets were comprised of $17,605 in accounts receivable and $22,697 in prepaid expenses and $35,700 in deferred debt issuance costs. As at March 31, 2010, the Company's fixed assets consisted of computer equipment valued at $19,058 less accumulated depreciation of $32,248.

         Until the Company has the necessary financial operating capital to execute its business plan, revenues will be limited due to program deployment delays. Many of the existing contracts and initiatives require capital expenditure by the Company.


RESULTS OF OPERATIONS

         The Company had revenues of $nil for the nine-months ended March 31, 2010, compared with $nil for the nine-months ended March 31, 2009. The Companies existing contracts require a ramp up period for revenue generation and continued project management and sales support. In addition the Company still requires significant capitalization for operations to fully execute the current contracts. The Company has engaged in a number of new contracts in 2010, that will see upfront management retainers for work done and more targeted revenue opportunities. For the nine-months ended March 31, 2010, the Company had a net loss of $1,483,860 compared to a net loss of $738,635 for the nine-months ended March 31, 2009.

         Operating expenses increased from $658,097 for the nine-months ended March 31, 2009 to $1,203,686 for the nine-months ended March 31, 2010. The substantial majority of the increase in costs for the past nine months can be attributed to the acquisition costs of Consorteum Holdings, Inc. and subsequent reverse merger. The Company continues to incur significant overhead costs for compliance requirement for the publicly trading entity. The Company has also incurred significant cost increases for auditing, accounting, legal, management, consulting, investor and public relations.

OFF BALANCE SHEET ARRANGEMENTS

         The Company does not currently have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

         As at March 31, 2010 the Company did not have any significant contractual obligations with the exception of a contract to pay $100,000 in four equal quarterly installments of $25,000 to Fidelisoft under a software licensing agreement for the period September 2009 through August 2010.

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

         Cash and Cash equivalents

         The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2009 or March 31, 2010.

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

         The Company is not required to file the auditor's attestation report on internal control over financial reporting until it files an annual report for its fiscal year ending on June 30, 2010.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         Management's report on internal control over financial reporting

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness. In addition, we do not have an independent person serving on the Audit Committee, and we also do not have any person with the qualifications to serve as an audit committee financial expert.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE RAISE SUBSTANTIAL AMOUNTS OF CAPITAL.

         In its report dated September 29, 2009, the independent registered public accounting firm for the company stated that the financial statements for the years ended June 30, 2009 and 2008 and for the period of inception (November 7, 2005) to June 30, 2009, were prepared assuming that the company would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $4,505,957 as at March 31, 2010 and recurring losses from operations. We continue to experience losses. Our ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including additional funds from the sale of the company's securities or loans from financial institutions/individuals where possible. The continued operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful, or that these funds will be available at the times or in the amounts required on terms acceptable to us.

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

         Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock. There are currently 43,425,090 of our common stock available for sale.

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

SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY AFFECT MARKET PRICE.

         All the shares held by Consorteum Stockholders who received them in the Exchange Agreement transaction were issued in reliance on the section 4(2) exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least six months, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current Company information is then publicly available. As of May 21, 2010 there were 43,425,090 shares of our common stock eligible for sale pursuant to Rule 144. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS.

The Exhibits listed below are filed herewith as part of this Report on Form
10-Q.

EXHIBIT        DESCRIPTION

EXHIBIT 31.1 RULE 13A-14(A)/15D-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2 RULE 13A-14(A)/15D-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1 CERTIFICATION PURSUANT TO RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2 CERTIFICATION PURSUANT TO RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Consorteum Holdings, Inc.
                                                ------------------------
                                                Registrant



May 24, 2010                                     /s/ Craig A. Fielding
-----------------                                -----------------------
     Date                                        Craig A. Fielding, CEO


May 24, 2010                                     /s/ Peter Simpson
-----------------                                -----------------------
     Date                                        Peter Simpson, CFO