Form 10-K
period 2010-06-30
Consorteum Holdings, Inc.
filed 2010-11-15
CIK 1387976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 333-140236

CONSORTEUM HOLDINGS, INC.
(Exact Name of Company as Specified in Its Charter)

Nevada	_____________________
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 550, 141 Adelaide Street West, Toronto, Ontario, M5H 3L5
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code:  (877) 414-2774

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Computed by reference to the last sale price of the common equity on November 11, 2012 of $0.0044, the aggregate market value of voting stock held by non-affiliates is $221,870.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 114,153,715 shares of the registrant's common stock outstanding as of November 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD LOOKING STATEMENTS.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this release and matters set in the Company's SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements.  We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.

These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular; (iii) our loss of a key employee or employees; (iv) regulatory changes, including further changes in the area of credit card regulation or implementation of new regulations in furtherance of the new legislation that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in our SEC filings. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.

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

Note 1:  All dollar amounts are in US Dollars.

ii

ITEM 1. BUSINESS.

In June 2009 the Company closed an exchange agreement with Consorteum, Inc., a corporation organized under the laws of the Province of Ontario ("Consorteum"), pursuant to which Consorteum became a wholly-owned subsidiary of the Company. As a result of the exchange, the Company became a holding company and the Company's business is conducted through Consorteum, its subsidiary. Accordingly, the business description below is that of Consorteum, the Company's operating subsidiary.

BUSINESS OF CONSORTEUM HOLDINGS, INC.

WHAT IS CONSORTEUM?

Consorteum Holdings, Inc. is a corporation organized under the laws of Nevada and its subsidiary Consorteum, Inc. is a corporation organized under the laws of the Province of Ontario on April 3, 2006. The corporate headquarters of Consorteum Holdings are located at 377 S. Nevada Street, Carson City, Nevada 89703 -4290 and the Company maintains an office located at Suite 550, 141 Adelaide Street West, Toronto, Ontario, M5H 3L5. The telephone number is 1-877-414-2774 and the web site is www.consorteum.com.

WHAT WE DO:

Consorteum, Inc. is a systems integrator within the Financial Services, Payment and Transaction Processing industries.

Consorteum provides systems integration of electronic transaction processing solutions to public and private sector companies initially to the following population groups or to the following industries:  First Nations of Canada, crew members on yachts and similar vessels provided by third parties under a rental arrangement, golf clubs, owners and participating courses. Our services provide customized, innovative technology solutions that create, augment and enhance customers existing financial, payment and transactional processing systems.

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

The Processing industry in North America and across the globe is made up of a number of organizations and infrastructures that process credit card, debit card and healthcare transactions as well as authorize these transactions for settlement of monies or information between two or more organizations. “Processors”, as they are traditionally known, have the capability of moving transactions in a digitized format to multiple settlement destinations. They traditionally contract to the banking industry (examples include Chase, Paymentech and its affiliation with Chase Bank in the US and Scotiabank in Canada; Moneris to BMO and RBC in Canada, HSBC and Barclays International). Processors can either be small, privately owned companies or larger, publicly traded companies, yet they are all `association members' of MasterCard or Visa, which means they can supply merchant discount rates (MDR) to their clients.

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

HOW IS OUR BUSINESS ORGANIZED?

The following comments apply to the business model of Consorteum, which includes the company operations in Consorteum Holdings Inc., Consorteum Inc. and My Golf Rewards Canada Ltd. Consorteum owns 75% of My Golf Rewards Inc.

The majority of Consorteum's initiatives use the `Prepaid Card' as the cornerstone. A Prepaid Card is similar to a traditional credit card except it is pre-loaded with funds belonging to the cardholder, which he can then use wherever the payment card is accepted, including on the internet and abroad. There is usually no credit involved since the only money available to spend is the money the cardholder, or another source on instruction from the cardholder, such as an employer or a governmental agency, deposits to the card.

The Prepaid Card industry allows its customers to gain the desired convenience they may not otherwise be afforded where day to day banking needs are concerned. As a system integrator, Consorteum has the ability to leverage its relationships with multiple suppliers in order to address the specific requirements of these day to day banking needs. Consorteum will initially target four key markets and will develop and implement financial services, stored value / prepaid cards, payment, and transaction processing solutions for these key areas:

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

2. CHECK CASHING

In 2006 there were an estimated 13,000 check-cashing outlets ("CCOs") in the United States cashing more than $80 billion worth of checks annually. Some 80 to 90 percent of these are payroll checks with an average size of $500 to $600. The balance is largely government benefits (social assistance, social security etc.), income-tax refunds, expense checks, medical benefits checks, insurance checks, and personal checks. CCOs do not require that a customer have a bank account to cash a check.

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

4. PAYROLL /BENEFIT

Debit and Credit is overtaking cash in transaction volume, generating large volumes of transaction fees, allowing branded, prepaid Consumer Financial Services such as payroll and benefits cards to be successful. It is estimated that in 2006 there were 7 million payroll cards in circulation in the United States. The number of United States payroll cards is expected to increase to 17.5 million in 2010. Research done by the Aite Group projects spending through use of payroll cards will soar to $27.1 billion by 2009. Payroll and benefits cards provide employees and benefits recipients (many of whom are ‘unbanked’ or ‘underbanked’) with immediate access to their payroll or benefits payments. Cardholders can use their card at an ATM (Automatic Teller Machine), pay for purchases at the point-of-sale or pay bills online. Payroll and benefits cards are welcome everywhere credit cards are accepted worldwide, including Internet and mail order/telephone order (MOTO) merchants. Cardholders receive monthly statements and can obtain account information online, at ATMs, or by calling a toll-free number for customer service.

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

WHAT ARE OUR CURRENT PROJECTS?

During the last fiscal year, the company underwent a restructuring and as part of this process focused on two primary initiatives as described below. This decision was the result of limited financial resources and an in-depth examination of certain business models which did not appear to meet the Company’s financial hurdles. Furthermore, the current business climate dictated a renewed focus on the key profitable operations and markets.

FIRST NATIONS –FEATHER PROGRAM (The Feather program)

This new initiative was previously known as First Nations Financial Services in last year’s annual report on Form 10-K.

Consorteum has entered into an exclusive contract with People’s Trust Card Services to provide for the deployment of a suite of financial services to First Nations (FN) people and merchants. First Nations are Canada's indigenous population. We will act as the systems integrator to deliver the necessary components that will allow FN Financial to provide products and services to First Nation Bands. These services may include but are not limited to, Point of Sale (POS), Merchant Discount Rates (MDR), Automated Teller Machines (ATM), Stored Value, Payroll or Benefit Cards and Insurance. Consorteum will contract to third parties the provision of the hardware and software necessary to fulfill its obligations under the terms of the contract.

The deployment will occur in stages. Initially, Consorteum  launched a pilot in the first quarter of Fiscal 2011 to provide the Card program to a First Nation band located in New Brunswick. This initiative has been expanded and now includes 70 – 80 cards. Consorteum plans to launch  the Card Program to a further group or groups of First Nation's bands across Canada commencing in the third quarter of 2011. In the second phase, 15,000 Feather Benefits cards will be rolled out to the same select bands. The Company estimates that by the end of 2011, up to 100,000 benefits cards may be required. The Feather Program will be used to load government social assistance payments for First Nations People across Canada. This process will replace the current cumbersome manual check process. It is anticipated that in the first full year we will conclude agreements with approximately 25 First Nations bands.

We estimate we will require two full time employees for the initial contractual obligation to manage the third party providers, deployment, sales and marketing support for the Feather project. We estimate our first year costs associated with this project will be approximately $450,000. These costs do not include the purchase and installation of the hardware or the creation of the requisite software.

Consorteum will receive an ongoing revenue share based on its contract with People ‘s Trust from fees charged to the cardholder for usage. Within the contract there is additional provision for revenue share from every future product and service provided. The term of the contract between People’s Trust and Consorteum is for an initial period of five years and renewable for two year intervals thereafter.

MY GOLF REWARDS.

This program is operated through My Golf Rewards Canada Inc., which is a company incorporated in the Province of Ontario, to focus on customer retention through loyalty initiatives built specifically to target the international golf industry. Consorteum owns 75% of My Golf Rewards, and ILS, its joint venture partner, owns the remaining 25%. Part of the initial financing was used to acquire a loyalty engine technology license from FideliSoft, Inc., a Montreal, Quebec based loyalty and software provider. Under our license, the software also can be used for loyalty programs in different consumer and business sectors.

Currently, Consorteum is in negotiations with Fidelisoft to procure a license for an extended period which licence will require payment of an annual fee and transactional fees. These financial discussions on the payment terms are on – going at this time, but both parties are committed to moving forward with the program. Fidelisoft is committed to provide the software for the up-coming trade shows, which are integral to the launch of the program.

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

Phase 1 of the rollout will consist of two areas of focus: the first will be concentrated on 50 (minimum) courses to build brand awareness. To help with the adoption of the program, Consorteum will provide terminals (approximately $450 per terminal, for 20 terminals, a cost of $9,000) and cards (already purchased) to participating golf courses at no cost. Once the My Golf Rewards program has established itself within the industry, Consorteum will charge any new golf course an administration and set up fee to become part of the program. To enable customers to receive points throughout the golf courses facilities (pro shop, bar area, food and beverage cart) Consorteum anticipates the average golf course will require two or three terminals per location.

Although we anticipated launching this program for Fiscal 2010, the launch did not occur  due to limited financial resources. It is now scheduled to launch for the 2011 golf season.

As part of the Fiscal 2011 plan,we are in discussions with a partner with the objective of developing a co-branded program, with a known name in the golf industry. This partner will share the costs of the launch if discussions result in an agreement.

Consorteum will be required to finance the following as part of its obligations to the joint venture: program manager, marketing collateral, software license, POS terminals, hosted database servers, ongoing course promotions team and technical support. We expect that program execution for stage 1, (focused on the period November 2010 – April 2011) will target a minimum of  50 locations and 50,000 golfers, and will have a budgeted cost of $250,000. The inititative will focus in Ontario and Quebec initially  In addition we have an annual licensing fee to Fidelisoft for the loyalty platform, together with a share of the transactional fees, payable either as a lump sum or in conjunction with transactional fees. These discussions are on-going with respect to the payment terms.

My Golf Rewards charges the golf course a transaction fee each time the card is used. In addition My Golf Rewards charges a percentage fee of the total dollar points issued each time and a percentage fee of the dollar redemption amount.

 BLUE SEA MANNING – CRUISE SHIP INITIATIVE

In addition to the two main programs, Consorteum is currently piloting a multi currency card program with Blue Sea Manning, a company that supplies personnel for private sail boats and yachts. The objective of the pilot is to ultimately provide this program the larger cruise line industry. This pilot was commenced in March 2010 and is still in the testing stage.

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

Direct Sales and Marketing:

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

Indirect Sales and Marketing:

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

WHAT REGULATIONS WILL OUR BUSINESS BE SUBJECT TO?

Due to the financial services focus of our business, Consorteum may be required to directly or indirectly conform to banking and Processing industry regulations. Our issuing bank and transaction Processing partners must comply with all federal and state/provincial banking regulations (e.g., FDIC's "Regulation E" of the Electronic Funds Transfer Act) in addition to card association (for example, Visa, MasterCard, American Express, Discover) rules and regulations (for example, PCI Security Standards Council for payment account data security). Consorteum, as part of doing business with these partners, may have to comply with certain rules and regulations and/or ensure our other business partners and clients properly collect, store, disseminate, and comply with certain portions of these rules and regulations on our issuing bank and Processing partners' behalf (for example, KYC "Know Your Customer"). Consorteum currently has no financial or licensing obligation to meet these compliance regulations. These regulations do change over time and vary from country to country.

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

EMPLOYEES AND CONSULTANTS

As of the date of this report, Consorteum currently operates with a total of seven (7) consultants to the group as a whole. Three of the consultants are focused on the My Golf Rewards program, and the balance focused on the First Nations initiative and corporate matters.

As a result of the restructuring of the Company affairs, all existing management contracts were terminated by mutual agreement with the parties effective June 30, 2010. These changes in management contracts were undertaken in light of the financial position of the Company and in order to better position the Company to raise additional debt and equity in the markets. Furthermore as set out in the financial statements, significant liabilities existing as at June 30, 2010 were forgiven by these parties, (refer to note 11 to the consolidated financial statements).

The company is currently looking to secure new funds through a combination of debt and equity, and is expecting to negotiate new management contracts in fiscal 2011 once funding is secure and profitable operations has been achieved.

Management Services Agreements. There are no current management contracts as of the date of this report.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE RAISE SUBSTANTIAL AMOUNTS OF DEBT OR CAPITAL.

In its report dated November 14, 2010, the independent registered public accounting firm for Consorteum stated that the financial statements for the years ended June 30, 2010 and 2009 and for the period from inception (November 7, 2005) to June 30, 2010, were prepared assuming that Consorteum would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $3,350,000 at June 30, 2010 and recurring losses from operations. We continue to experience losses.

Our ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including additional funds from the sale of the Company's securities or loans from financial institutions/individuals where possible. The continued operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful, or that these funds will be available at the times or in the amounts

In order to improve the working capital position, the on-going cash flow requirements, and the ability to raise new financing, all management contracts were terminated as of June 30, 2010. In addition significant liabilities existing at that date have been forgiven (refer to note 11 of the Consolidated financial statements) and other liabilities will be converted to share capital in Fiscal 2011.

WE HAVE A LIMITED OPERATING HISTORY

Although we were incorporated in 2006, we are a development stage company. We have a limited operating history and will likely encounter the risks and difficulties frequently encountered by early stage companies. Such risks include, without limitation, the following:

•	amount and timing of operating costs and capital expenditures in relation to expansion of our business, operations, and infrastructure;
•	time line to develop, test, coordinate, market and sell our card programs and processing procedures;
•	negotiation and implementation of strategic alliances or similar arrangements with companies with sufficient resources to support our programs and processing transactions;
•	need for acceptance of products;
•	ability to anticipate and adapt to a competitive market and rapid technological developments;
•	dependence upon key personnel.

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

Our plans and opportunities will be focused on card issuing, transaction processing and providing financial services to our varied client base. The expansion and development of our business will depend on various factors including the following:

•	The demand for our card products, transaction processing and financial services product by the current markets.

•	The ability to form the appropriate relationships and obtain necessary approvals for the installation of our card programs.

•	The ability to install a transaction processing solution in an efficient and timely manner.

•	The ability to issue a sufficient numbers of cards which relate to loyalty, rebate, reward, prepaid and other card programs.

•	The availability of financing for the expansion of our business through partnerships, acquisition and hiring of additional personnel.

•	The increased acceptance of our card products in our target markets.

•	The increase of transaction fees revenue we receive.

•	The deployment of larger numbers of the different card types by us, and our different distribution channels

•	The continued use of our card product by cardholders.

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

The price of our common stock is quoted on the OTCBB and constantly changes. We expect that the market price of the common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

•	quarterly variations in our financial results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our business, prospects, financial condition, and results of operations;

•	announcements by us or our competitors of material developments;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

•	departures of key personnel;

•	regulatory and intellectual property considerations;

•	volume and dollar amount of sales; and

•	number of shareholders.

FUTURE SALES OF COMMON STOCK OR THE ISSUANCE OF SECURITIES SENIOR TO OUR COMMON STOCK OR CONVERTIBLE INTO, OR EXCHANGEABLE OR EXERCISABLE FOR, OUR COMMON STOCK COULD MATERIALLY ADVERSELY AFFECT THE TRADING PRICE OF THE COMMON STOCK, AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS.

Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock. There are currently 50,425,090 shares of our common stock available for sale.

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

You should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers;

•	"boiler room" practices involving high-pressure sales tactics;

•	manipulation of prices through prearranged matching of purchases and sales;

•	the release of misleading information;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

FAILURE TO REMAIN CURRENT IN REPORTING REQUIREMENTS COULD RESULT IN REMOVAL  FROM THE OVER THE COUNTER BULLETIN BOARD.

Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the Bulletin
Board.

In addition, the Financial Industry Regulatory Authority ("FINRA"), which supervises the OTCBB, has adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in their Form 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K. The Company has defaulted twice within a 24 month period; thus another default will result in the Company’s removal from the OTCBB.

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

ITEM 1B.  Unresolved Staff Comments.

As  a  smaller  reporting  company  we  are  not  required  to provide this information  under Regulation  S-K.

ITEM 2.  Properties.

Consorteum has no leased space at the current time. The lease on office space at Suite 202, 2900 John Street, Markham expired May 14, 2010, and the Company currently occupies at Suite 550, 141 Adelaide Street West, Toronto, Ontario, M5H 3L5 on a  rent free basis.

ITEM 3.  Legal Proceedings.

In 2010  the Royal Bank of Canada commenced an action in Toronto, Canada  against the Company’s subsidiary, Consorteum, Inc.  to recover the amounts due under our bank indebtedness totaling $128,488. The Company is working with the bank to establish a payment plan. The Company has engaged counsel on this matter. Two stockholders guaranteed the bank indebtedness, and the Royal Bank of Canada has joined these two individuals as defendants in the legal proceedings and is looking to these parties as part of the recovery process.

In 2010,  a former consultant commenced an action for unpaid invoices totaling approximately $92,000 related to services provided to the Company’s subsidiary, Consorteum, Inc. The Company has filed a defense and intends to counter claim against the consultant for damages. The Company believes that the action is without merit.

ITEM 4.  (Removed and Reserved.)

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2010

	HIGH	LOW

Quarter Ended September 30, 2009	$ 0.650	$ 0.150
Quarter Ended December 31, 2009	$ 0.230	$ 0.015
Quarter Ended March 31, 2010	$ 0.075	$ 0.008
Quarter Ended June 30, 2010	$ 0.010	$ 0.002

Holders of common equity

As of November 12, 2010, the Company had approximately 228 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Equity securities sold without registration

There were no sales of unregistered securities during the fiscal year ended June 30, 2010  that have not been previously disclosed by the Company in a Quarterly  Report  on  Form  10-Q.

ITEM 6. Selected Financial Data.

 As  a  smaller  reporting  company  we  are  not  required  to provide this information  under  Item  301  of  Regulation  S-K.

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

Until the closing of the exchange agreement, the Company relied on financing from sales of its common stock to related parties and private lending arrangements with individual investors. Management believes the Company's changed status as a subsidiary of a public company will make it easier to attain working capital stability, allowing the company to grow and meet its operational forecast. As of the filing date of this Report, the Company continues to seek an estimated $2,500,000 of operating capital in order to successfully implement the first phases of the various contracts described in Item 1 above entitled "The Business" in this Report.  To the extent that the Company receives less than the amount sought or receives it over time instead of one payment, management will be required to select which initiatives to deploy, which best generate best return of investment revenues and will have to defer other projects until receipt of additional funding.

In September 2010, the Company terminated the agreement with RoseBank Capital, who had intended to raise (on a best-efforts basis) upwards of $500,000 for the My Golf Rewards program.

The Company has no engagements with investment groups but is currently in negotiations under non-disclosure agreements with several potential investors interested in funding the Company. These parties are interested in providing the working capital for the company programs; however, the amount, terms and conditions of any such investment are still to be determined, and there can be no assurance that any such negotiations will result in a closing for all of the funds needed or be concluded successfully at all.

On November 2, 2010 the Company issued its $300,000 convertible secured promissory note bearing interest at 12% per annum to a private investor. As of the filing date of this Report, the Company has received $200,000, with the final $100,000 due and payable in approximately two weeks time. These funds will be used for general working capital. Interest only is payable quarterly in arrears, with all remaining interest and principal due and payable on November 2, 2011.  At the option of the investor, all or part of the principal  may be paid by cancelling the amount sought to be converted through  the issuance of shares of the Company’s common stock at a discount of thirty-five percent (35%) from the average of the bid and ask price of the common stock for the ten days preceding the date selected for conversion.  In the event that the shares of the Company trade at a price above $0.10 for a period of twenty (20)  consecutive trading days, the Company may require the lender to convert the principal amount of the loan into shares of common stock at a conversion price equal to 35% below the 20 day average bid and asked prices.  The Company also issued the lender 7,500,000 restricted shares of the Company as part of the transaction. The collateral to secure the promissory note has not yet been specified.

Consorteum had several contracts in place that were scheduled to begin in the second quarter of 2010, but these contracts have been voided by mutual agreement, without payment of any consideration as the business model did not meet the Company hurdle rates. It is anticipated that Consorteum will earn the majority of its revenue in the near future from debit and credit card transaction fees.

The financial results of 2009 and 2010 are reflective of an early stage company that has pilot projects only in place but no active programs. Results for the current year have been impacted by the limited financial resources available.

ANNUAL BUSINESS UPDATES

During the current fiscal year, the Company had been focused on initiating new agreements and commencing pilot projects intended to demonstrate the efficacy of the business model. The lack of working capital funds has challenged this process and at the end of the fiscal year, the Company was forced to restructure its affairs. The outcome of that process included the decision to reduce the number of business opportunities, the termination of all management contracts, and the arrangement with officers, employees and suppliers to forgive certain indebtedness as at June 30, 2010.

Management intends to continue in Fiscal 2011 this process of reducing or eliminating the remaining liabilities and to continue to raise additional working capital to meet the demands of the new product offering.

Some of the more important activities in the year include the following:

On July 7, 2009, the Company announced a joint venture with ILS (Innovative Loyalty Solutions) which will be implemented through a new company named “My Golf Rewards.”, a majority owned subsidiary of Consorteum Holdings, Inc.

My Golf Rewards will acquire a license for a new technology platform that will allow the company to provide loyalty and retention programs targeted towards the North American Golf Industry. Loyalty programs today are becoming an essential part of most businesses to help drive new revenues and increase customer retention.

My Golf Rewards will attain its revenues based on compensation from each participating golf course in the program. Fees are charged on every transaction processed, plus a percentage of the total sale or redemption amount. Currently there are over 15,000 golf course facilities in the United States and 2,000 plus in Canada.

On July 14, 2010, the Company announced the launch of My Golf Rewards, to be operated through a majority owned subsidiary of Consorteum Holdings, Inc., and has entered into an agreement with Fidelisoft Inc. to provide innovative technology solutions.

My Golf Rewards has established a relationship with Montreal-based firm Fidelisoft Inc. to offer a loyalty, rewards and retention program to the North American Golfing industry benefiting from Fidelisoft’s innovative and robust technology.

On September 22, 2009, the company announced an agreement with 8760 Systems, a new Merchant Discount Rate program that further enhances its list of financial services available to current and future clients. The addition of generating new revenues from debit and credit card transaction processing will ensure long-term revenue growth and incremental residual income. Consorteum will continue to expand its portfolio of financial services, which will further grow the revenues of the company, ensuring increased shareholder value. Processors in North America process in excess of 75 billion electronic payment transactions annually.

On October 20, 2009 the Company announced that Consorteum will work with Tactical Connections to provide their clients with new and enhanced solutions to drive consumer spending and customer loyalty. Through the partnership, the Company will provide manufacturer’s mail-in rebate gift cards with association branding, loyalty and rewards programs, stored value cards and other value added services.

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

On February 3, 2010, the Company obtained debt financing in the form of a promissory note from an unrelated company of up to $404,746. The promissory note is due within twelve months and bears interest of 15% per annum. The promissory note contains a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount of the average three dip bid on the day of conversion. The holder can convert the promissory note in whole or in part with the remaining balance of the debt accruing interest in the event of a partial conversion.

On March 1, 2010 the Board, by unanimous written consent, and holders of a majority of the issued and outstanding shares of the Company's common stock approved an amendment to the Articles of Incorporation to increase the number of  authorized shares of Common Stock to Five Hundred Million (500,000,000) shares from One Hundred Million (100,000,000) shares. The increase in the authorized shares became effective upon filing the amendment with the Secretary of State of the State of Nevada in September 2010.

The Company also filed a Certificate of Designation pursuant to which the Company authorized the issuance of up to a maximum of 100,000,000 shares of its Series A Convertible Preferred Stock.  Currently there are no Series A Convertible Preferred Shares issued and outstanding.

On March 12, 2010 Richard C. Fox, P.A foreclosed on a pledge of 8,815,000 shares of common stock pledged by the Company's CEO, Craig A. Fielding, as collateral for $100,000 promissory note the Company delivered at the closing under the exchange agreement in June 2009. The Company has authorized the issuance of 8,815,000 replacement common shares to Mr. Fielding to replace his foreclosed shares.

On July 7, 2010 the Company announced the following organizational changes as the Company moved forward with its restructuring in 2010.   Mr. Craig Fielding, CEO of Consorteum Holdings Inc., expanded his responsibilities with operations and sales now reporting directly to him.  Mr. Bill Smethurst C.A. was appointed CFO of the company.  Mr. Peter Simpson resigned as CFO; however, he has continued to render consulting financial services  to the Company.

Ms. Caitlin Snyder became Director of Operations, with responsibility for day to day operational reporting, filing and liaison with the CFO and CEO.  Mr. Reiner Vanooteghem became Vice President of Sales and focuses on both new revenue driving initiatives and delivery and management of current project deployments. Mr Vanooteghem resigned his position as of September 30, 2010.

 On September 1, 2010 the Company announced a  First Nations pilot which was designed to target the community’s administration group and provided valuable data for expansion of the program. Subject to the success of the pilot and to CSRH’s receipt of additional funding, the Company will launch a multi-location pilot rollout in the next 2–3 months. This initial deployment is the first of a suite of products and services, including point-of-sale services as well as additional banking, credit and related financial offerings, for aboriginal communities in North America.

On October 26, 2010 corporate announced that it has made significant progress in the three main areas of its business. The Company has expanded its Blue Sea Manning pilot initiative to include additional staff members, and is optimistic about the prospects of further deployments within the industry. The Company believes that in the coming months it will be able to present its results to other potential clients within the sea cruise staffing industry. The purpose of the pilot is to validate the effectiveness of the Company's card program while streamlining the payroll process and reducing current workload for the administrative staff of such companies.

The Company and management at MyGolf Rewards have worked diligently to reposition and prepare MyGolf Rewards for a 2011 launch. The Company has identified appropriate trade shows and has approached appropriate strategic partners. The Company is working on the financing required for the launch, additional international relationships and expansion into the European market. All of these initiatives will require new capital.

On July 27, 2010, the Company officially launched the initial pilot for the First Nations card in Canada, in the New Brunswick, Madawaska Maliseet community. Originally targeted at the administration staff, the card program is now being expanded to members of the community. The program is currently being promoted to specific additional pilot communities. The Company estimates that there are more than 600 locations and more than 400,000 First Nations members to whom the First Nations card may be marketed over time and with proper funding. Consorteum is in negotiations with a strategic partner to augment and fund further penetration into First Nations communities, although there can be no assurance that these negotiations will be successful.

The Company made significant changes in order to be profitable, and attempt to assure success for it primary deployments.  This led to decisions being made to not move forward with certain initiatives, either because they were not financially viable at this time, or management deemed that the time constraints placed on the team would lead to potential issues with other initiatives. These initiatives, as part of the Consorteum Financial services division, are the relationship with Transscreen, the Mobile cheque-it initiative, and the Rebate program.  These initiatives have been discontinued for the time being.

LIQUIDITY AND CAPITAL RESOURCES

In the three months and year ended June 30, 2010, the company improved its working capital position by $1,070,751 principally due to the forgiveness of accounts payable and accrued liabilities in the amount of $1,196,975 (refer to Note 10 of Notes to Consolidated Financial Statements). The working capital deficiency as at June 30, 2010 amounts to $1,963,748.

During the 2010 fiscal year the Company continued to look for additional working capital to finance its activities. The size of the working capital deficit and the existence of the significant number of management contract obligations were negatively impacting these efforts. Accordingly, management responded in two ways:

1.	Management contracts were terminated effective June 30, 2010; and

2.	Management worked with officers, employees and suppliers to request a reduction or forgiveness in the balances due.

As of June 30, 2010, Consorteum had $50,334 in total current assets, compared to total current assets of $8,773 as of June 30, 2009. The current assets as at June 30, 2010 include cash of $9,110, accounts receivable at $18,124 and deferred compensation costs of $23,100. The June 30, 2009 current assets were comprised of $185 in cash, $7,303 in accounts receivable and $1,285 in prepaid expenses.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure by Consorteum to move forward and management anticipates that delays will continue if funds are not available..

Management intends to continue in Fiscal 2011 with its proposal to suppliers and lenders to reduce the level of current liabilities which stand at $2,014,082 as at June 30, 2010. It is anticipated that certain loans payable and amounts due to stockholders will be converted to capital stock in the current fiscal year.

RESULTS OF OPERATIONS

Consorteum had revenues of $1,873 for the year ended June 30, 2010 compared to $581 for the year ended June 30, 2009. The majority of the revenue in both years was earned from a single customer.

In FY 2010, the Company recorded $1,196,975 in debt forgiveness from officers, employees and suppliers as management addressed the working capital deficiency and the significant fixed nature of the Company costs. Management expects to continue this process in FY 2011 in an attempt to assist the process of raising additional capital.

Management and consulting fees totaled $8423228 for the year ended June 30, 2010 compared to $628,344 for the prior year, an increase of $213,884 or 134%.  The fees increased year over year as new management and consulting contracts were added to meet operating obligation for the pilot projects, and as the results of operations of My Golf Rewards Canada Inc. were consolidated.

General and administrative costs totaled $704,944 for the year ended June 30, 2010 compared to $413,205 for the year ended June 30, 2009, or an increase of $291,739 or 170%.  Part of this increase can be attributed to the consolidation of the operations of My Golf Rewards Canada, Inc. and an  increase in expenditures as many of the initiatives were assessed and pilot programs operated. The company experienced significant legal and professional costs as a result of new operating and financial agreements and regulatory work.

Stock option expense was recorded this year and is explained in item 11 under Executive Compensation.

Interest and financing costs amounted to $277,771  for the year ended June 30, 2010 compared to $96,892 for year ended June 30, 2009. This increase of $180,879 reflects the increased cost of borrowing given both the growing financial needs and the financial condition of the Company.

For the year ended June 30, 2010 Consorteum had a net loss of $326,607 compared to a net loss of $1,158,534 for the year ended June 30, 2009. Loss per share was $0.01 for the year ended June 30, 2010 comapred to $0.02 for the prior year.  The decrease in the size of the operating loss of $480, 275 was due principally to the forgiveness of debt.for both years.

GOING CONCERN

These audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States  assuming the Company will continue as a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure continuation of the Company’s operations and pilot programs. In order for the Company to meet its liabilities as they come due and to continue operations, the Company remains solely dependant upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet. The audited Consolidated Financial Statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is and has experienced negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for the projects but anticipates that the current market conditions may impact the ability to source such funds.

As described in note 8 to the financial statements, the Company is indebted to the Royal Bank of Canada who hold a general security agreement over the assets of the company, and on May 27, 2010 the company received demand payment for the balance due under the credit facilities. On the same date, the company received a notice of intention to enforce its security on the property which can be exercised at any time.  Notwithstanding on-going negotiations, the company has been unable to come to terms with the secured party and has not settled the liability.

BALANCE SHEET

Total assets as at June 30, 2010 were $65,456  compared with $101,760 at June 30, 2009, representing a decrease of $36,214 or 36%. Substantially all of the decrease is accounted for by the recognition of the intangible asset of $311,891 arising on the acquisition of the additional equity interest in My Golf Rewards Canada Inc. (refer to note 7 in the Consolidated Financial Statements) offset by the addition of Deferred debt issuance costs.

Current assets increased $41,561 in the year to June 30, 2010 with the principal change being represented by deferred debt issuance costs. These costs will be amortized over the next fiscal year.

Bank indebtedness increased $40,723 in the period to Janaury 31, 2010 when the facility was essentially put on hold and stands at $128,488 at June 30, 2010.  The increase was used to finance general activities.  The Company has defaulted under its indebtedness to its lender and the bank loan  is in default.  The bank has begun an action for repayment of the loans against the Company and certain individual guarantors. (Refer to note 8 to the Consolidated Financial Statements). The Bank has also issued notice of its intention to foreclose of its security. The Company is working with the bank to resolve the repayment issue.

Trade payables and accrued liabilities have been reduced $1,398,059 in Fiscal  2010 principally due to the forgiveness of amounts due by officers, employees and suppliers. As at June 30, 2010 trade payables and accrued expenses stand at $608,725 and management will be working with suppliers to assess further opportunities to reduce the liabilities in FY 2011. In addition, the Company issued common shares in exchange for settlement of approximately $1,036,000 of services rendered.

The Company faced significant working capital needs in the year ended June 30,2010 and despite difficult circumstances was successful in securing new loans payable in the year of $307,833 while limiting repayments to $139,114. However the cost of the new loans was higher than experienced in the past and the company was unable to make any interest payments in the year, Accordingly all accrued interest has been capitalized in the amount of $222,015. One additional loan was assumed as a result of the acquisition of the interest in My Golf Rewards Inc.

In the fiscal year ended June 30, 2010 stockholders advanced the company an additional $343,794 in advances to be used for working capital, and as at June 30, 2010 a total of $253,543 is due to stockholders. The decrease in the balance can be attributed to subscription for additional shares in the Company .

Capital stock increased in the year, including additional paid in capital and associated accounts, by $1,920,821 including shares issued for cash, shares issued for services and shares issued in exchange for settlement of loans and other payables. See Note 12  to Consolidated Financial Statements and in this Report in Item 9B.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company does not have any significant contractual obligations except for a contract to pay annual license fees of $100,000 to Fidelisoft under a software licensing agreement for the periods commencing November 2010. This license is required for the My Golf Rewards program. The Company is currently in negotiation over the terms and conditions of the license and payment for such fees.

The Company has an annual obligation to MasterCard and People’s Trust under the First Nations Feather initiative not exceeding $50,000 in any year.

There are no commitments for capital expenditures.

There are no current management contracts.

There are no current leased premises or equipment leases.

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

RISK AND UNCERTAINTIES:

Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated retail transactions, and inability to control expenses, technology changes in the industry, relationships with processing agencies and networks, changes in its relationship with related parties providing operating services to the Company and general uncertain economic conditions. Negative developments in these or other risk factors could have material adverse effect on the Company's future financial position, results of operations and cash flow.

Cash and Cash Equivalents:

Consorteum considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2010 or June 30, 2009.

Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1 to the Consolidated Financial Statements, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company closes operations, the asset values may be materially impaired.

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

Equity Investments

Equity investments include entities over which the Company exercise significant influence but do not exercise control. These are accounted for using the equity method of accounting and are initially recognized at cost net of any impairment losses. The Company's share of these entities' profits or losses after acquisition of its interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Company's share of losses of these investments equals or exceeds the carrying amount of the investment, the Company only recognizes further losses where it has incurred obligations or made payments on behalf of the affiliate.

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

In February 2008, FASB issued FSP on SFAS No.140-3, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AND REPURCHASE FINANCING TRANSACTIONS" ("FSP SFAS 140-3"). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No.140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be valuated separately under SFAS 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

In June 2009, the FASB issued SFAS No.166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the de- recognition provisions in SFAS No.140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As  a  smaller  reporting  company  we  are  not  required  to provide this information  under  Item  305  of  Regulation  S-K.

ITEM  8.  Financial Statements and Supplementary Data.

 The Consolidated Financial Statements appear after the signature pages and certifications to this Report on Form 10-K.

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

ITEM 9A(T)  Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

Consorteum's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

In addition, we do not have an independent person serving on the Audit Committee, but we do have any person, the Chairman, with the qualifications to serve as an audit committee financial expert.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

(a)           On November 2, 2010 the Company issued its $300,000 convertible secured promissory note bearing interest at 12% per annum to a private investor of which $200,000 has been received to date. These funds will be used for general working capital. Interest only is payable quarterly in arrears, with all remaining interest and principal due and payable on November 2, 2011.  At the option of the investor, all or part of the principal  may be paid by cancelling the amount sought to be converted through  the issuance of shares of the Company’s common stock at a discount of thirty-five percent (35%) from the average of the bid and ask price of the common stock for the ten days preceding the date selected for conversion.  In the event that the shares of the Company trade at a price above $0.10 for a period of twenty (20)  consecutive trading days, the Company may require the lender to convert the principal amount of the loan into shares of common stock at a conversion price equal to 35% below the 20 day average bid and asked prices.  The Company also issued the lender 7,500,000 restricted shares of the Company as part of the transaction. The collateral to secure the promissory note has not yet been specified.

(b)	On October 18, 2010 the Board of Directors of the Company approved all of the following issuances:
(1)	3,500,000 shares of the Company’s common stock to Mr. Peter Rickerby to replace an equivalent number of shares that Mr. Rickerby previously returned to the Company’s treasury.
(2)	11,835,000 shares of the Company’s common stock to Mr. Quentin Rickerby to replace an equivalent number of shares that Mr. Rickerby previously returned to the Company’s treasury.
(3)	2,500,000 shares of the Company’s common stock to Mr. Frank Fielding to replace an equivalent number of shares that Mr. Fielding previously returned to the Company’s treasury.
(4)	5,000,000 shares of the Company’s common stock to William Bateman, Esq. for professional services under the Professional Services Agreement between the Company and Mr. Bateman.
(5)	8,000,000 shares of the Company’s common stock in satisfaction of a loan of $24,000 from Mr. Frank Fielding to the Company.
(6)	20,000,00 shares of the Company’s common stock to James D. Beatty and Associates as compensation for Mr. Beatty’s services up to and including August 26, 2010.
(7)
8,750,000 shares of the Company’s common stock to Mr. Craig A. Fielding to replace the identical number of shares owned by Mr. Fielding that were foreclosed upon in satisfaction of a Company obligation to pay a promissory note for $100,000.

(8)	30,000,000 shares of the Company’s common stock to Mr. Craig A. Fielding as compensation for services performed by Mr. Fielding through and including October 19, 2010.
(9)	33,333,333 shares of the Company’s common stock to Mr. Craig A. Fielding in consideration for the elimination of a $100,000 loan from Mr. Fielding to the Company.

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

MR. CRAIG A. FIELDING., B.A. - CEO , PRESIDENT AND DIRECTOR, AGE 46

From April 2006 to the present Mr. Fielding has served as a director and CEO of Consorteum, a company he co-founded.  Mr. Fielding assumed the role of President in August 2010. From January 2002 to February 2006 Mr. Fielding was part of the management team (Vice President of Sales) at Mint Technology Corp, a technology based company in Toronto. Prior to that he was Vice-President of Sales at Softtracks Enterprises from September 1999- November 2001, a startup company based in Vancouver, British Columbia.  From August 1989 to August 1999 Mr. Fielding worked in a number of Sales Management and Senior Management roles in North America with Xerox Canada Ltd. Mr. Fielding  attended Manchester Polytechnic in England where he studied business .  Mr. Fielding’s experience in technology, programming and large system building in his prior positions enables him to bring this valuable experience to the Board and to act as the Company’s CEO and President.

MR. QUENT RICKERBY - PRESIDENT/COO AND DIRECTOR, AGE 44 (resigned August 2010)

Mr. Rickerby co-founded Consorteum in April 2006 and served as Director, President and COO from inception until his resignation. Mr. Rickerby has been in the payments and transactions industry for over 10 years and brings extensive management and sales experience in the gift, payroll prepaid card, transaction processing and financial services industry. From January 2003 to December 2005 Mr. Rickerby was part of the management team (Director of Sales) at Mint Technology Corp, a technology company based in Toronto. Prior to that, from March 1999 to September 2002 Mr. Rickerby worked as Director of Sales at Softtracks Enterprises, a startup company based out of Vancouver B.C in the wireless payment processing industry. Prior to that, Mr. Rickerby spent eight years working for two national wireless telecom companies in various management positions, including being part of the start up team for the launch of Clearnet Wireless in Western Canada.

MR. JAMES D. BEATTY, B.A., M.B.A. - CHAIRMAN AND DIRECTOR, AGE 65

From July 1982 to the present, Mr. Beatty has been the President and Chief Executive Officer of Trinity Capital Corporation, a private Canadian merchant bank. Mr. Beatty has served as the Executive Chairman of Consorteum since May 2006. From January 2005 to the present Mr. Beatty has also been the Chairman of Canary Resources Inc., a U.S. publicly traded coal bed methane company operating in Eastern Kansas and Western Missouri. From March 2006 until June 2008 Mr. Beatty served as Chairman of First Metals Inc. a Canadian base metals producer listed on the Toronto Stock Exchange. Mr. Beatty is a graduate of University of Toronto and York University, with a degree in History and a Masters in Business Administration.  Mr. Beatty’s experience as a board member in a variety of companies, public and private, coupled with his experience in fund raising for various business ventures gives him the range of experience necessary to act as the Company’s Chairman.

MR. GEOFFREY WILLIAM SMETHURST, CA - CHIEF FINANCIAL OFFICER, AGE 58 (from June 2010)

Mr. Smethurst joined the Company in June 2010 as Chief Financial Officer.  Prior to joining the Company, Mr. Smethurst was employed as Chief Financial Officer of Bronte Financial Services and Bronte Renewable Group SA for the past five years.  For the five years prior to that appointment, Mr. Smethurst worked as Vice President Finance and Operations at MFP Financial Services Limited , a computer and technology leasing company based in Mississauga, Canada.  Mr. Smethurst is a member of the Chartered Accountants Institute of Scotland and Ontario. Mr. Smethurst is a graduate of University of Manchester with a degree in Economics.  Mr. Smethurst's experience as a Chief Financial Officer gives him the background to perform these services for the Company.

MR. PETER SIMPSON, CMA - CHIEF FINANCIAL OFFICER, AGE 45 (resigned June 2010)

Mr. Simpson was the Company’s CFO from April 2006 until his resignation in June 2010.  Mr. Simpson will continue to furnish financial services to the Company on a consulting basis.  Mr. Simpson received his professional accounting designation in 1990. Since that time, he has operated a successful consulting and accounting practice, working with small to medium sized businesses during rapid growth stages, creating and maintaining proper infrastructures and financial reporting. Another area of expertise for Mr. Simpson is in filing R&D tax credit claims with the Federal and Provincial government. Since 1989, Mr. Simpson has filed returns that total well over a million dollars in tax savings. Along with R&D tax credit claims, Mr. Simpson has acted as CFO for companies in the software, professional medical journal and manufacturing industries. During 2007/2008, Mr. Simpson assisted a client in successfully completing a buyout of their company.

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

 Based solely on our review of such forms furnished to us, we believe that there were the following filing deficiencies applicable to our executive officers and directors for the fiscal year ended June 30, 2010:  Our CEO did not file four Form 4 reports; our then CFO did not file four Form 4 reports; and our Board Chairman did not file four Form 4 reports.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer, controller and all others performing similar functions. The Code of Ethics is not yet posted on the Company's web site. The Company will furnish without charge a copy of its Code of Ethics to any person requesting a copy. Any request for a copy should be directed via e-mail to the Company's Chief Executive Officer at cfielding@consorteum.com.

CORPORATE GOVERNANCE

Our Board of Directors has no separate committees and all of the members of our Board of Directors serve as members of the Audit Committee.  We do not have a Compensation Committee or a Nominating Committee or independent members of the Audit Committee because  the Company does not have funds sufficient to compensate independent directors for their services.  The Company intends to appoint independent members to the Board and to create additional committees to fulfill these other functions at such time as it is fiscally able to do so and can attract qualified individuals . There are no independent directors serving on our Board of Directors. We do not have a qualified financial expert serving on our Board of Directors. During the last fiscal year the Company held eight meetings of its Board of Directors, which were attended by all of the Company's directors. During the last fiscal year, there were four meetings of the Audit Committee.

OTHER BOARD MATTERS

 Our  business,  property and affairs are managed under the direction of our Board.  We have determined that the Company's  interests would best be served by having a Chairman of the Board who is independent of the management of the Company because it is our view this inherently strengthens board independence in dealing  with  issues  that  closely  involve  management; however, since our Chairman receives an executive salary from the Company we have classified him as non-independent. Our Chief Executive Officer has responsibility for setting our strategic direction and  the day-to-day leadership and performance, while the Chairman of the Board has a greater  focus on long-range Company goals and plans and governance of our Board of Directors. This balance between the two positions enables Mr. Fielding to focus on the operational and strategic challenges we presently face, with Mr. Beatty providing board leadership on matters of governance and management oversight.

Our  Board,  as  a  whole,  has  the  responsibility  for risk oversight of management.  The  role of our Board of Directors is to oversee the President and Chief  Executive  Officer, and the Chief Financial Officer  in  the  operation of the Company, including management's establishment and  implementation  of appropriate practices and policies with respect to areas of potentially significant risk to us.  Our Board considers risks to the Company as  part of the strategic planning process and thorough review of compliance issues  in committees of our Board, as appropriate.  While the Board has the ultimate oversight  responsibility for such risk management process, various committees of the Board are structured to oversee specific risks in the areas covered by their respective assignments such as audits.  In addition, our Board may retain, on such terms as determined by the Board and in its sole discretion, independent legal, financial and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.  Currently, there are no such consultants in any category assisting or advising the Company.

Management  is responsible for the Company's day-to-day risk management, and the entire  Board's  role  is  to engage in informed oversight.  Our Chief Executive Officer  is  a member of the Board of Directors, and our Chief Financial Officer regularly attends Board meetings, which helps facilitate discussions regarding risk between the Board and our senior  management, as well as the exchange of risk-related information or concerns between the Board and the senior management.  The Board believes Mr. Fielding's service as Chief Executive Officer and on the Board is appropriate because it bridges a critical gap between our management and the Board, enabling the Board to benefit  from management's perspective on our business while the Board  performs  its oversight  function.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

The  Board has the following standing committees:  the Audit Committee.  As the Company has only two directors, all members of the Board serve on the Audit Committee. The  function of the Audit Committee is set forth  below:

AUDIT  COMMITTEE

We do not have a written Audit  Committee  Charter.  Furthermore, at this time, although we are not subject to NASDAQ Rules, there are no independent members of the Audit  Committee  as  determined  thereunder.   The  Audit  Committee currently  is not subject to, and does not follow, the independence criteria set forth in Section 10A of the Securities Exchange Act 1934, as amended.  Since none of the directors who serve on the Audit Committee are "independent" under the NASDAQ rules, both of them have a relationship with us that may interfere with their independence from us and our management.  None of the Audit Committee members qualifies as a "financial  expert" as defined by the Securities and Exchange Commission (the "SEC").

 The  Audit  Committee  recommends  the  appointment of the outside auditor, oversees  our  accounting  and internal audit functions and reviews and approves the  terms  of transactions between us and related party entities.  During FY 2010, the  Audit Committee met four times.

COMPENSATION COMMITTEE and NOMINATING COMMITTEE

We do not have a Compensation  Committee nor a Nominating Committee due to the small size of the current Board of Directors, and the lack of funds with which to attract outside directors to serve.

ITEM 11. Executive Compensation.

COMPENSATION OF DIRECTORS

For the fiscal year ended June 30, 2010, none of the current or former directors were compensated for their services as directors except for Mr. James D. Beatty for his services as Executive Chairman described below.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the company for services rendered for the fiscal year ended June 30, 2010 to each of the individuals who served as Executive Chairman, Chief Executive Officer, Chief Operating Officer and President, and Chief Financial Officer (executives collectively referred to as the "Named Executives").

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary		Stock Awards ($)	Option Awards ($)(3)	All other Compensation ($)(2)	Total ($)
James D. Beatty, Executive Chairman	2010	$56,820	(1)	0	$45,266	$15,910	$117,996
Craig A. Fielding, Chief Executive Officer	2010	$151,520	(1)	0	$45,266	$22,160	$218,946
Quentin Rickerby, Chief Operating Officer and President	2010	$124,294	(1)	0	$45,266	$19,603	$189,163
Peter Simpson, Chief Financial Officer	2010	$66,290	(1)	0	$22,633	$0	$88,923
Geoffrey William Smethurst	2010	$9,470		0	$0	$0	$9470

(1)
Mr. Beatty waived $72,730 of his accrued salary for fiscal 2010 and agreed to be compensated by the issuance of shares of the Company’s common stock at a rate pf $0.003 per share or a total of 20,000,000 shares and the issuance of shares of the Company's common stock at the rate of $0.01 per share or a total of 1,194,400 shares.  Mr. Fielding waived $173,680  of his accrued salary for fiscal 2010 and agreed to be compensated by the issuance of shares of the Company’s common stock at a rate of $0.003 per share or a total of 30,000,000 shares.  Mr. Rickerby waived $189,163 of his accrued salary for fiscal 2010 and  has agreed to not receive any other form of compensation.  Mr. Simpson waived all but $10,000  of his accrued salary for fiscal 2010 and has agreed to not receive any other form of compensation.

(2)	Other compensation consists of a monthly car allowance and a monthly home office use allowance in the respective amounts set forth below:

James Beatty	$1,326
Craig Fielding	$1,847
Quent Rickerby	$1,847

(3)	On September 19, 2009, the Company issued 1,750,000 options to purchase shares of its common stock to the following named directors and officers.

Name of Executive Officer	Number of Options	Exercise Price

James D. Beatty	500,000	$0.15
Craig A. Fielding	500,000	$0.15
Quent Rickerby	500,000	$0.15
Peter Simpson	250,000	$0.15

All of the options granted will expire on September 21, 2012, and the Company and each optionee must enter into definitive option agreements.  The options issued to Messrs. Simpson and Rickerby terminated upon their departure from the Company.

In prior years, Consorteum, Inc. has entered into management services agreements with each of three officers in order to retain the named Executive Officers and retain continuity of management. Each agreement sets severance benefits in the event of a change of control or termination without cause. While these management contracts have been terminated by mutual agreement with the three officers at June 30, 2010, details of these contracts were as follows:

(i)
On April 3, 2006 Consorteum entered into a management services agreement with Craig Fielding, its CEO and a member of the board of directors of Consorteum and the Company under which Mr. Fielding was paid an annual salary of $128,670 and received additional compensation aggregating $20,073. From commencement of Mr. Fielding’s management services, his salary was accrued and carried as a liability on the books of Consorteum.   For the period prior to April 1, 2009, in September 2009 the Company and Mr. Fielding agreed to exchange $376,163 of his accrued salary for the period through March 31, 2009 for 2,000,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share. If Mr. Fielding leaves Consorteum he would have been entitled to a severance of $257,940. In Fiscal 2010, Mr. Fielding agreed to forgive $173,680 of accrued salary representing the period between April 2009 and June 30, 2010.

(ii)
On May 1, 2006 Consorteum entered into a management services agreement with Quentin Rickerby, its COO, President and a member of the board of directors of Consorteum and the Company under which Mr. Rickerby was paid an annual salary of $128,670 and received additional compensation aggregating $20,073. From commencement of Mr. Rickerby’s management services Mr. Rickerby's salary was accrued and carried as a liability on the books of Consorteum. For the period prior to April 1, 2009, in September 2009 the Company and Mr. Rickerby agreed to exchange $376,163 of his accrued salary for the period through March 31, 2009 for 2,000,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share. If Mr. Rickerby leaves Consorteum he would have been entitled to a severance of $257,940. In Fiscal 2010, Mr. Rickerby agreed to forgive $299,767 of accrued salary representing the period between  April 2009 and June 30, 2010.

(iii)
On May 1, 2006 Consorteum entered into a management services agreement with James D. Beatty Associates, Ltd., a corporation owned by Mr. James D.Beatty, a member and Chairman of the Board of Directors of Consorteum and the Company under which Mr. Beatty was paid an annual salary of $51,468 and received additional compensation aggregating $14,411. From commencement of Mr. Beatty’s management services, his salary was accrued and carried as a liability on the books of Consorteum. For the period prior to April 1, 2009, in September 2009 the Company and Mr. Beatty agreed to exchange $175,399 of his accrued salary for the period through March 31, 2009 for 1,300,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share. If Mr. Beatty leaves Consorteum he would have been entitled to a severance of $51,588. In Fiscal 2010, Mr. Beatty agreed to forgive $72,730 of accrued salary representing the period between  April 2009 and June 30, 2010.

(iv)
The Company did not have a written management services agreement with Peter Simpson. From commencement of Mr. Simpson’s management services, his salary was accrued and was carried as a liability on the books of Consorteum.  For the period prior to April 1, 2009, in September 2009 the Company and Mr. Simpson agreed to exchange $64,485 of his accrued salary for the period through March 31, 2009 for 500,000 shares of the Company's common stock at prices ranging from $ 0.15 - $0.218 per share. In Fiscal 2010, Mr Simpson agreed to forgive $65,506 of accrued salary representing the period between  April 2009 and June 30, 2010.

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

STOCK OPTION PLANS AND STOCK COMPENSATION PLANS

The Company currently has the following forms of stock compensation, equity compensation, deferred compensation or other plan or pension in place for its directors, executive officers and employees of the Company: (i) 2008 Stock Option Plan of the Company and (ii) 2008 Employees Compensation and Stock Option Plan. The Company is authorized to issue up to a maximum of 2,500,000 shares of its common stock under each such Plan. No grants of any kind were issued and outstanding under either Plan during the fiscal year ended June 30, 2010.

On September 19, 2009, subsequent to the end of the last fiscal year, the Company issued 1,750,000 options to purchase shares of its common stock to the following named directors and officers.

Name Of Executive Officer	Number Of Options	Exercise Price

James D. Beatty	500,000	$0.15
Craig A. Fielding	500,000	$0.15
Quent Rickerby	500,000	$0.15
Peter Simpson	250,000	$0.15

All of the options granted will expire on September 21, 2012, and the Company and each optionee must enter into definitive option agreements.  The options granted to Messrs. Simpson and Rickerby expired when they resigned.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of November 12, 2010 by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii) all officers and directors of the Company, individually and as a group:

Name and Address of Beneficial Owner	Amount (1)	Percentage of Class Ownership (2)

Quentin Rickerby	11,786,035 common shares (3)	5.33% (2)
42 Angus Meadow Drive,
Markham, Ontario,
Canada, L6C 1Z2

Craig A. Fielding	72,093,333 common shares (4)	32.61% (2)
464 Worthington Avenue,
Richmond Hill, Ontario,
Canada, L4E 4R6.

James D. Beatty	23,000,000 common shares (5)	10.40% (2)
46 Teddington Park Avenue,
Toronto, Ontario,
Canada, M4N 2C6.

Geoffrey William Smethurst	-0-	-0-%
1511 Sgtoneybrook Trail
Oakville Ontario L6M 2R4

OFFICERS AND DIRECTORS	95,093,333 COMMON SHARES (1)	43.01% (2)

(1)
The amount includes shares owned of record and beneficially by each of the directors and officers as at November 12, 2010.; thus it includes shares issued and to be issued for accrued compensation, return of previously surrendered shares to the Company’s treasury for other use, the reissuance of shares for an equivalent number of shares foreclosed upon in satisfaction of a Company obligation and the foregivness of Company indebtedness owned to directors or officers.  See Item 9B. Other Information.

(2)	For purposes of this calculation all beneficial ownership issuances have been included as issued and outstanding.

(3)	Represents beneficial ownership and not ownership of record.

(4)	Mr. Fielding owns of record 10,000 shares of the Company’s common stock and is the beneficial owner of 72,083,333 shares of the Company’s common stock.

(5)	Mr. Beatty owns of record and beneficially 3,000,000 shares of the Company’s common stock and is the beneficial owner of 20,000,000 shares of the Company’s common stock.

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

Share Issuances:

The Company issued shares of its common stock to each of the directors and/or named executive officers named below.

(a)  In April 2010, Mr. Quentin Rickerby (former President and COO) , and in August 2010 Messrs. James D. Beatty (chairman of the Board of Directors) , Craig A. Fielding (current CEO)  and Peter Simpson (former CFO), rescinded the issuance of certain shares to them made in Seoptember 2009 as compensation for services rendered through April 30, 2009.  The table of the original issuances that were rescinded is set forth below.

Name of executive officer	Amount of arrears	Number of shares

James D. Beatty	$175,399	1,300,000
Crag A. Fielding	$376,163	2,000,000
Quent Rickerby	$376,163	2,000,000
Peter Simpson	$ 64,485	500,000

(b)  On October 18, 2010 the Board of Directors of the Company approved all of the following issuances:

(1)	3,500,000 shares of the Company’s common stock to Mr. Peter Rickerby to replace an equivalent number of shares that Mr. Rickerby previously returned to the Company’s treasury..
(2)	11,835,000 shares of the Company’s common stock to Mr. Quentin Rickerby to replace an equivalent number of shares that Mr. Rickerby previously returned to the Company’s treasury.
(3)	2,500,000 shares of the Company’s common stock to Mr. Frank Fielding to replace an equivalent number of shares that Mr. Fielding previously returned to the Company’s treasury..
(4)	8,000,000 shares of the Company’s common stock in satisfaction of a loan of $24,000 from Mr. Frank Fielding to the Company.
(5)	20,000,00 shares of the Company’s common stock to James D. Beatty and Associates as compensation for Mr. Beatty’s services up to and including August 26, 2010.
(6)
8,750,000 shares of the Company’s common stock to Mr. Craig A. Fielding to replace the identical number of shares owned by Mr. Fielding that were foreclosed upon in satisfaction of a Company obligation to pay a promissory note for $100,000.

(7)	30,000,000 shares of the Company’s common stock to Mr. Craig A. Fielding as compensation for services performed by Mr. Fielding through and including October 19, 2010.
(8)	33,333,333 shares of the Company’s common stock to Mr. Craig A. Fielding in consideration for the elimination of a $100,000 loan from Mr. Fielding to the Company.

Management Agreements:

Consorteum, Inc. had management services agreements with each of Messrs. Fielding, Rickerby and Simpson, which contracts were terminated at the end of fiscal year 2010. .

ITEM 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by SF Chartered Accountants, LLP, ("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-Q's: 2010 $55,000  2009 $40,000;

(2)Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2010 $7,500 2009: $5,000;

(3)Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2010: $-0-; 2009: $-0-.

(4)All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: 2010: $-0- 2009: $-0-.

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

16.	Letter dated June 25, 2009 from Sutton Robinson Freeman & Co., PC regarding change in accountants.

23.	Consent of SF Partnership, LLP, Chartered Accountants (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: November 12, 2010

By: /s/ Craig A. Fielding
Craig A. Fielding, Chief Executive Officer and President
(Principal Executive Officer)

Pursuan  to the requirements of  the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  November 12, 2010

Name	Position	Date

/s/ Craig A. Fielding Craig A. Fielding	Chief Executive Officer, President and Director (Principal Executive Officer)	November 12, 2010

/s/ Geoffrey William Smethurst Geoffrey William Smethurst	Chief Financial Officer (Principal Financial Officer)	November 12, 2010

/s/ James D. Beatty James D. Beatty	Director and Chairman of the Board	November 12, 2010

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010, and 2009

(EXPRESSED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Consorteum Holdings, Inc.

We have audited the accompanying balance sheets of Consorteum Holdings, Inc. (formerly known as Implex Corporation) (A Development Stage Company) (the “Company”) as of June 30, 2010, and 2009, and the related statements of operations and comprehensive (loss), stockholders' (deficit) and cash flows for each of the two years ended June 30, 2010, June 30, 2009, and the period from November 7, 2005 (date of inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consorteum Holdings, Inc. as of June 30, 2010, and 2009, and the results of its operations and its cash flows for each of the two years ended June 30, 2010, June 30, 2009, and the period from November 7, 2005 (date of inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has an accumulated deficit during the development stage, and has insufficient working capital to meet its planned business operations.  During the year ended June 30, 2010, the Company received demand for repayment of the balance due under the credit facilities to the Royal Bank of Canada.  Furthermore, the Company received a notice of intention from the Royal Bank of Canada to enforce its security which can be exercised at any time.  These and other factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada	CHARTERED ACCOUNTANTS
November 12, 2010

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
June 30, 2010, and 2009
(Expressed in U.S. Dollars

	2010	2009
ASSETS
Current Assets
Cash	$9,110	$185
Other receivables, net (Note 4)	11,061	7,303
Deferred finance charges	20,543	-
Prepaid expense	-	1,285
Total Current Assets	40,714	8,773
Investments in Affiliated Companies (Note 5)	-	86,123
Equipment, Net (Note 6)	5,201	6,774
Intangible Asset (Note 7)	9,922	-
Total Assets	$55,837	$101,670

LIABILITIES
Current Liabilities
Bank indebtedness (Note 8)	$128,489	$87,765
Accounts payable	173,393	276,459
Accrued liabilities (Note 13)	444,761	1,730,325
Loans payable (Note 9)	985,108	917,944
Due to stockholders (Note 10)	253,543	30,779
Total Current Liabilities	1,985,294	3,043,272

Commitments and Contingencies (Note 16)
STOCKHOLDERS' DEFICIT
Capital Stock (Note 12)
Preferred stock, par value $0.001 per share; 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 93,953,715 shares (2009 – 46,859,750 shares) issued and outstanding.	125,954	46,860

Treasury Stock	15,286	-
Additional Paid In Capital	1,807,717	-
Discount on Common Stock	-	(116,224)
Collateralized Shares Issued	(137,500)	-
Accumulated Other Comprehensive (Loss) Income	(58,570)	151,042
Deficit Accumulated during the Development Stage	(3,682,344)	(3,023,280)
Total Stockholders' Deficit	(1,929,457)	(2,941,602)
Total Liabilities and Stockholders’ Deficit	$55,837	$101,670

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2010, and 2009, and Cumulative
from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
			(November 7,
			2005)
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenues	$1,873	581	$248,290

Operating Expenses
Management and consulting fees	826,031	628,344	2,643,733
General and administration expenses	742,760	413,205	1,491,112
Bad debt expense	-	-	99,738
Selling expenses	-	-	98,010
Depreciation expense	2,239	2,897	13,347
Forgiveness of debt (Note 13)	(1,196,975)	-	(1,196,975)

Total Operating Expenses	374,055	1,044,446	3,148,965

Loss from Operations	(372,182)	(1,043,865)	(2,900,675)

Other Income (Expenses)
Equity in net (loss) of an affiliated company	(49,925)	(17,777)	(282,474)
Write off of investment in an affiliated company	-	-	(78,783)
Interest and financing costs	(275,241)	(96,892)	(439,607)
Loan discount	38,284	-	-

Total Other Income (Expenses)	(286,882)	(114,669)	(800,864)

Net Loss	(659,064)	(1,158,534)	(3,701,539)
Foreign currency translation adjustment	(209,613)	232,841	(58,544)

Comprehensive Loss	$(868,677)	$(925,693)	$(3,410,423)

Loss Per Share
Basic and Diluted	$(0.01)	$(0.02)

Weighted average number shares outstanding – basic and diluted	70,935,189	68,914,545

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit
For the Periods from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Preferred Stock		Common Stock		Discount on Common	Additional Paid-In	Accumulated Other Comprehensive Income	(Deficit) Accumulated during the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(Loss)	Stage	(Deficit)
Opening balance – November 7, 2005	-	$-	39,999,750	$40,000	$(40,000)	$-	$-	$-	$-
Common stock issued at inception	-	-	24,000,000	24,000	(23,900)	-	-	-	100
Common stock issued for cash	-	-	3,200,000	3,200	12,800	-	-	-	16,000
Net loss for the period	-	-	-	-	-	-	-	467	467

Balance – December 31, 2005	-	-	67,199,750	67,200	(51,100)	-	-	467	16,567
Common stock issued for cash	-	-	2,250,000	2,250	9,000	-	-	-	11,250
Common stock issued for services rendered	-	-	400,000	400	5,600	-	-	-	6,000
Services contributed by stockholder	-	-	-	-	10,320	-	-	-	10,320
Net loss for the period	-	-	-	-	-	-	-	(24,960)	(24,960)

Balance – December 31, 2006	-	-	69,849,750	69,850	(26,180)	-	-	(24,493)	19,177
Stockholder contributions	-	-	-	-	-	6,085	-	-	6,085
Services contributed by stockholder	-	-	-	-	-	2,400	-	-	2,400
Net loss for the period	-	-	-	-	-	-	-	(38,862)	(38,862)

Balance – December 31, 2007	-	-	69,849,750	69,850	(26,180)	8,485	-	(63,355)	(11,200)
Common stock issued for cash	-	-	10,000	10	-	-	-	-	10
Stockholder contributions	-	-	-	-	-	4,174		-	4,174
Services contributed by stockholder	-	-	-	-	-	1,700	-	-	1,700
Recapitalization on reverse merger	-	-	-	-	(8,015)	(14,359)	(51,077)	(802,144)	(875,595)
Foreign currency translation adjustment	-	-	-	-	-	-	(30,722)	-	(30,722)
Net loss for the period	-	-	-	-	-	-	-	(999,247)	(999,247)

Balance - June 30, 2008	-	-	69,859,750	69,860	(34,195)	-	(81,799)	(1,864,746)	(1,910,880)

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit (Cont’d)
For the Periods from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Preferred Stock		Common Stock		Discount on Common	Collateralized Shares	Additional Paid-In	Accumulated Other Comprehensive Income	Treasury	(Deficit) Accumulated during the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Issued	Capital	(Loss)	Shares	Stage	Deficit
Balance - June 30, 2008	-	$-	69,859,750	$69,860	$(34,195)	$-	$-	$(81,799)	-	$(1,864,746)	$(1,910,880)
Stock cancellation	-	-	(23,000,000)	(23,000)	23,000	-	-	-	-	-	-
Assumptions of liabilities and loan on reverse merger transaction	-	-	-	-	(105,029)	-	-	-	-	-	(105,029)
Foreign currency translation Adjustment	-	-	-	-	-	-	-	232,841	-	-	232,841
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,158,334)	(1,158,534)

Balance – June 30, 2009	-	-	46,859,750	46,860	(116,224)	-	-	151,042	-	(3,023,280)	(2,941,602)
Shares issued for market awareness	-	-	3,280,000	3,280	(3,280)	-	-	-	-	-	-
Shares issued for cash	-	-	300,000	300	119,504	-	11,184	-	-	-	130,988
Shares issued for services rendered			30,300,000	30,300	-	(137,500)	1,143,200	-	-	-	1,036,000
Shares issued from term note	-	-	1,500,000	1,500	-	-	388,398	-	-	-	389,898
Shares issued to extinguish debt	-	-	27,000,000	59,000	-	-	106,500	-	-	-	165,500
Shares returned to treasury	-	-	(15,286,035)	(15,286)	-	-	-	-	15,286	-	-
Options Issued	-	-	-	-	-	-	158,436	-	-	-	158,436
Foreign currency translation Adjustment	-	-	-	-	-	-	-	(209,613)	-	-	(209,613)
Net loss for the period	-	-	-	-	-	-	-	-	-	(659,064)	(659,064)

Balance – June 30, 2010	-	$-	93,953,715	$125,954	$-	$(137,500)	$1,807,717	$(58,570)	15,286	$(3,682,344)	$(1,929,457)

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2010, and 2009, and Cumulative from
Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
	Year Ended	Year Ended	(November 7, 2005)
	June 30,	June 30,	Through
	2010	2009	June 30, 2010
Cash Flows from Operating Activities
Net loss	$(678,259)	$(1,158,534)	$(3,701,539)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in net loss of an affiliated company	49,925	17,777	282,474
Writeoff of investment in an affiliated company	-	-	78,213
Depreciation	2,239	2,897	13,347
Stock issued on reverse merger	-	-	35,579
Forgiveness of debts	(1,196,975)	-	(1,196,975)
Stock option expense	158,436	-	158,436
Amortization of deferred debt issuance	29,400	-	29,400

Changes in non-cash working capital, net of effects from reverse merger transaction:
Other receivables	(1,945)	(861)	(10,152)
Prepaid expenses	1,282	(1,282)	-
Accounts payable	111,665	12,212	333,931
Accrued liabilities	625,536	759,441	2,350,446

Net Cash (Used in) Operating Activities	(898,696)	(368,350)	(1,626,840)

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(19,249)
Acquisition of investment in affiliated companies	9,815	-	(277,101)

Net Cash (Used in) Investing Activities	9,815	-	(296,350)

Cash Flows from Financing Activities
Proceeds from loans	529,848	407,847	1,494,823
Repayment of loans	(139,114)	(4,289)	(143,403)
Proceeds from bank indebtedness	32,275	(19,664)	141,691
Repayment of bank indebtedness	-	-	(6,492)
Proceeds from issuance of capital stock	130,988	-	131,074
Repayments of stockholders’ advances	-	(224,097)	(1,216,010)
Proceeds from stockholders’ advances	343,794	194,727	1,599,119

Net Cash Provided by Financing Activities	897,791	354,524	2,000,802

Effect of Exchange Rate Change on Cash	15	(2,038)	(68,502)

Net (Decrease) Increase in Cash	8,925	(15,864)	9,110
Cash - Beginning of Period	185	16,049	-

Cash - End of Period	$9,110	$185	$9,110

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

1.	Organization, Development Stage Activities, and Going Concern

Consorteum Holdings, Inc. ("Holdings" and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005.  On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc.

On June 15, 2009 Holdings entered into an agreement and plan of exchange whereby Holdings acquired 100% of the issued and outstanding shares of common stock of Consorteum Inc. (“Consorteum”) from Consorteum's stockholders, by exchanging 39,999,750 shares of Holdings’ common stock, in a reverse merger transaction.  Consorteum is a company incorporated under the laws of the province of Ontario on April 3, 2006. Prior to the agreement and plan of exchange, Holdings had 29,860,000 shares of its common stock, issued and outstanding.  At the closing of the exchange transaction, Holdings cancelled 23,000,000 shares of its common stock held by one stockholder.  As a result of the exchange, the principal stockholders of Consorteum control 85% of Holdings. While Holdings is the legal parent, Consorteum became the parent for accounting purposes.

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

1.	Organization, Development Stage Activities, and Going Concern (cont’d)

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.  The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern.  As of June 30, 2010, the Company had negative working capital of $1,944,580 (2009 - $3,034,499) and a deficit accumulated during the development stage of $3,682,344 (2009 - $3,023,280).

The Company's continuance as a going concern is dependent on the successful efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; and the attainment of key contracts.  In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

As described in note 8, the Company is indebted to the Royal Bank of Canada (“RBC”) who holds a general security agreement over the assets of the Company, and on May 27, 2010 the Company received demand for repayment of the balance due under the demand term loan and the credit facilities. On the same date, the Company received a notice of intention to enforce RBC’s security on the property which can be exercised at any time.  Notwithstanding on-going negotiations, the Company has been unable to come to terms with RBC and has not settled the liability.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent with that of the previous year.  Set forth below are the Company's significant accounting policies:

a)	Basis of Presentation

The consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., and My Golf Rewards Canada, Inc.  All significant intercompany balances and transactions are eliminated on consolidation.  The merger of Holdings and Consorteum has been recorded as a recapitalization of Holdings, with the net assets of Consorteum and Holdings brought forward at their historical bases and represents a continuation of the financial statements of Consorteum.  The substance of the Company’s share issuance and the reorganization is a transaction which results in Consorteum becoming a listed public entity through Holdings’ acquisition of Consorteum's net assets.

b)	Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

c)        Intangible Asset

Intangible asset represents a software license right acquired by way of the acquisition of My Golf Rewards Canada, Inc. (see note 7).  The Company did not amortize this intangible asset since it is not yet in use.

d)	Impairment of Long Lived Assets

In accordance with ASC 360, "Property, plant and equipment," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1, the long-lived assets have been valued on a going concern basis, however, substantial doubt exists as to the ability of the Company to continue as a going concern.  If the Company ceases operations, the asset values may be impaired.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont’d)

e)	Other Receivables and Accounts Receivable

The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Other receivables are recorded at cost and represent the best estimate of the amount recoverable.

f)	Deferred Finance Charges

Deferred finance charges represent the unamortized financing costs associated with the issuance of debt instruments and are amortized over the terms of the respective financing arrangement using the effective interest method.

g)	Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

h)	Equity Investments

Equity investments include entities over which the Company exercises significant influence but does not exercise control.  These are accounted for using the equity method of accounting and are initially recognized at cost net of any impairment losses. The Company’s share of these entities’ profits or losses after acquisition of its interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Company’s share of losses of these investments equals or exceeds the carrying amount of the investment, the Company only recognizes further losses where it has incurred obligations or made payments on behalf of the affiliate.

Joint ventures are entities over which the Company exercises control jointly with another party or parties.  Joint ventures are also accounted for under the equity method as described above.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont’d)

i)	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recorded for differences between the  financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

j)	Foreign Currency Translation

In accordance with the provision of ASC 830, "Foreign Currency Matters," the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

k)	Comprehensive Income or Loss

The Company applies the provisions of ASC 220, “Comprehensive Income.”  Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

l)	Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to ASC 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont’d)

m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant areas requiring the use of estimates relate to the estimated useful lives of fixed assets, the utilization of future income tax assets and the valuation of stock-based compensation.  These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from those estimates.  These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

n)	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments.  The Company is exposed to interest risk on bank indebtedness.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Concentration of Credit Risk

ASC 825 "Financial Instruments," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

o)	Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the update effective July 1, 2009, with no impact on its consolidated financial statements.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont’d)

o)	Recent Accounting Pronouncements (cont’d)

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements”, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard did not have an impact on the Company.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-9 is effective upon issuance of the final update. The Company does not expect the adoption of ASU 2010-9 to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim and annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

3.	Fair Value Measurements

The Company adopted ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	- Other inputs that are directly or indirectly observable in the marketplace.

Level 3	- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash,  bank indebtedness (Level 1), other receivables, due to stockholders, accounts payable, accrued liabilities, and loans payable (Level 2) are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

4.	Other Receivables, Net

	2010	2009

Other receivables	$11,061	$7,303

Other receivables represent the estimated amount of recoverable sales taxes.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

5.           Investments in Affiliated Companies

	2010	2009
Acquisition costs
49% ownership interest in My Golf Rewards Canada Inc.	$343,502	$343,502

Accumulated equity in net (loss) of My Golf Rewards Canada Inc.
Balance, beginning of period	(257,379)	(224,945)
Equity in net (loss) for the period	(49,925)	(17,777)
Translation adjustment	10,519	(14,657)

Balance, end of period	(296,785)	(257,379)
Consolidation	(46,717)	-

Total	$-	$86,123

On January 13, 2010, the Company purchased an additional 26% interest in My Golf Rewards Canada Inc. for cash consideration of $2 and the assumption of liabilities. The assets, liabilities and operating results of My Gold Rewards Canada Inc. have been consolidated from that date. As at January 13, 2010, the Company owned 75 % of the issued and outstanding share capital of My Golf Rewards Canada Inc.

Cumulative operating losses amounting to $306,313 (2009 - $242,722) arising in My Golf Rewards Canada Inc. have been accounted for using the equity method.

6.	Equipment, Net

Equipment comprises the following:

		2010		2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Computer equipment	$18,887	$(13,686)	$17,221	$(10,447)

Equipment, net		$5,201		$6,774

Depreciation expense charged to operations amounted to $2,239 for the year ended June 30, 2010 (2009 - $2,897).

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

7.	Intangible Asset

As a result of the acquisition of the additional interest in My Golf Rewards Canada Inc., the Company acquired an interest in the rights to a software license and other proprietary software necessary to operate the business. Accordingly, the asset has been recorded at its estimated acquisition cost, which value has been supported by recent arms-length negotiations.

The asset will be amortized on a systematic basis over its estimated life. The software license is subject to an annual renewal fee which will be expensed as incurred.

Purchase Price			$46,717

Cash		$9,814
Accounts Receivable		$150,872
Total Assets		$160,686

Accounts Payable	$40,199
Loan Payable	$83,692

Total Liabilities		$123,891

Net Assets			$36,795

Purchase Price Discrepancy			$9,922

The intangible asset has not been amortized during the current fiscal year as the program was not active.  It is anticipated that amortization of the intangible asset will commence in May 2011 when the initial program will be launched, and will be amortized over a five year period.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

8.	Bank Indebtedness

Bank indebtedness of $128,489 is comprised of a RBC demand term loan and an operating credit facility (2009- $87,765). Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum.  The loan was scheduled to mature in June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.

In the current fiscal year ended June 30, 2010, the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. The Company has been unable to meet any repayment terms and accordingly RBC has commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both officers acting as stockholders.

On May 27, 2010 the Company received notice of intention to enforce security by RBC, as secured creditor, on all the property of the Company. The Company has engaged legal counsel to act on this matter and is working towards a settlement of the bank indebtedness.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

9.	Loans Payable

	2010	2009
Loan 1. Investment loan, secured against shares of an individual shareholder, bearing interest at 18% per annum, principal due February 2010. In default, due on demand.	$299,349	$229,091
Loan 2. Investment loan, secured against 1,500,000 shares of an individual stockholder, bearing no interest, principal plus bonus due March 2010. In default, due on demand.	177,490	-
Loan 3. Investment loan, unsecured, bearing no interest, due June 2009. In default, due on demand.	123,856	146,166
Loan 4. Investment loan, unsecured, bearing interest at 18% per annum, due January 2009. In default, due on demand.	50,084	83,887
Loan 5. Investment loan, unsecured, bearing interest at 15% on late payments, with eleven monthly repayments commencing January 2010. No payments have been made since April 2010. In default, due on demand.	56,578	-
Loan 6. Investment loan, unsecured, bearing interest at 10% per annum, due on demand.	84,246	-
Loan 7. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	34,728	26,577
Loan 8. Investment loan, unsecured, bearing interest at 18% per annum, due on demand.	30,302	-
Loan 9. Investment loan, unsecured, bearing interest at 18% per annum, due October 2009. In default, due on demand.	30,234	23,138
Loan 10. Investment loan, unsecured, bearing interest at 18% per annum, no fixed terms of repayment.	29,929	22,905
Loan 11. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	20,312	45,992
Loan 12. Investment loan, secured against 1,500,000 shares of an individual stockholder, bearing interest at18% per annum, with no fixed terms of repayment.	-	315,188
Loan 13. Investment loan, unsecured, non interest bearing with no fixed terms of repayment.	-	25,000
Loan 14. Investment loan, unsecured, non interest bearing, with no fixed terms of repayment.	48,000	-

	$985,108	$917,944

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

9.	Loans Payable (cont’d)

Loans 2 and 3 are non-interest bearing loans.  These loans are recorded at their discounted value, which was computed at a discount rate of 12% which approximates the current rate of borrowing for the Company.   The difference between the discount value and the principal amount of the loan was recorded as income.  The discounted loan amount will be accreted to the principal amount with an offsetting charge to interest expense.

On September 17, 2009, the Company entered into an agreement with a lender, who provided a $100,000 loan to the Company, and a stockholder pledged 1,500,000 common shares of the Company as security for the loan (Loan 2).  The lender is entitled to receive a bonus of $100,000 on the maturity date.

On February 3, 2010 the Company had negotiated a debt facility from an unrelated third party, which provided up to $404,746 in the form of a promissory note bearing interest at 15% per annum. The promissory note contained a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount. Funds are advanced to the Company in tranches and immediately converted into common shares and as at March 31, 2010, a total of $124,000 of this facility has been advanced and converted into17,500,000 common stock.

The same lender advanced a further $48,000 in June 2010 and later that month agreed to accept repayment of the loan through the issuance of 24,000,000 common shares at a conversion price of $0.002 per share. These shares were issued September 16, 2010.

Loan 13 was repaid by advances from an officer and stockholder, and resulted in an offsetting increase in Amounts due to stockholders.

10.	Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

During the current year, the stockholders have advanced an additional $222,764 to provide working capital for the Company and to meet certain repayment obligations on the loans payable.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

11.	Related Party Transactions and Balances

The following were charged to the Company by certain stockholders for services provided:

	2010	2009
a) Management and consulting fees	$411,250	$407,455

b) General and administrative	$60,900	$85,780

These charges relate to services provided by the President, Chief Executive Officer and Chairman of the Board of Directors, and were provided through company’s owned or controlled by those individuals.

Included in accrued liabilities is $160,341 (2009 - $1,126,109) owed to certain stockholders for management fees, consulting fees and other expenses. Subsequent to year-end, the stockholders have agreed to the issuance of 50,000,000 common shares at an issue price of $0.003 per share in settlement of $150,000 of this liability.

Included in accounts payable is $nil (2009 - $122,693) owed to My Golf Rewards Canada Inc., an affiliated company, as part of the Company’s equity investment obligation (see Note 5). The assets, liabilities and operations of this company are now consolidated and intercompany transactions and balances are eliminated.

12.	Capital Stock

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

On July 13, 2009, the Company issued 300,000 shares of the Company's common stock, pursuant to subscription agreements dated July 13, 2009, for cash consideration of $130,988.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

12.	Capital Stock (cont’d)

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

On December 1, 2009, the Company issued 1,500,000 shares of common stock for finance charges, in relation to the issuance of debt of $130,000.

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

On January 18, 2010, the Company settled an outstanding debt of $300,000 plus interest through the issuance of 1,500,000 restricted shares of common stock of the Company.

On February 3, 2010, $50,000 of a loan payable was converted into 6,500,000 shares of common stock of the Company by the holder of the loan.

On March 1, 2010, the Company entered into a professional services agreement (the "PSA") with its corporate counsel, pursuant to which the Company agreed to issue 5,000,000 shares of its common stock to its corporate council as collateral for compensation for accrued and unpaid professional fees of $50,000 for the period between January 1, 2009 and June 30, 2009.

On March 1, 2010, the Company issued a total of 3,000,000 shares of its common stock to a director and Chairman of the Board of the Company. Of this total 1,500,000 shares were issued as indemnification for the foreclosure and seizure by a Company creditor of the identical number of a director's shares posted by the director as collateral for a loan by the creditor to the Company.  The remaining 1,500,000 shares were issued to the director at $0.01 a share as payment for $15,000 of accrued expenses.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

12.	Capital Stock (cont’d)

On March 1, 2010, $50,000 of a loan payable was converted into 7,500,000 shares of common stock of the Company by the holder of the loan.

On March 11, 2010, $24,000 of a loan payable was converted into 3,500,000 shares of common stock of the Company by the holder of the loan.

On March 11, 2010, a shareholder of the Company returned 1,500,000 shares to the Company's treasury.

On March 18, 2010, two shareholders of the Company returned a total of 2,000,000 shares to the Company's treasury.

On March 31, 2010, a shareholder of the Company returned 11,786,035 shares to the Company's treasury.

On May 5, 2010, the Company settled debt of $40,000 through the issuance of 8,000,000 restricted shares of common stock of the Company. The balance of the debt is still outstanding as at June 30, 2010.

Warrants

As at June 30, 2010 and June 30, 2009, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 1.5 years, expiring December 31, 2011.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

12.	Capital Stock (cont’d)

Options

As at June 30, 2010, 2,500,000 options were outstanding, having an exercise price of $0.15 per share of common stock with a remaining contractual life of 2.48 years. These options were valued at $158,436 using the Black-Scholes model, using key assumptions of volatility of 62%, risk-free interest rate of 1.56%, a term life equivalent to the life of the options and reinvestment of all dividends in the Company of zero percent.

The Company has a commitment to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an  individual as a finder's fee which commitments were made on January 12, 2010. As at June 30, 2010, these options have not been issued. By Board resolution dated October 18, 2010, these stock options granted have been replaced by the issue of common shares in an equivalent number at the then current market price of $0.003 per share.

13.	Forgiveness of Debt

During the year ended June 30, 2010, management of the Company experienced significant difficulty in raising additional long-term equity and debt financing from third parties, in light of the negative working capital and the accumulated deficit accumulated during the development stage.

Accordingly, management agreed to review the liabilities owing to its officers at June 30, 2010 with a view to improving the balance sheet and statement of accumulated deficit by forgiving such amounts and further by mutual consent, agreeing to terminate the corresponding contracts. A total of $503,255 of accrued salaries and allowances have been forgiven by officers of the Company.

Management of the Company also reviewed the liabilities as at June 30, 2010 and contracts for senior officers and employees, and reached a mutual agreement with these parties to forgive a total of $386,331 in accrued salaries and expenses, and all corresponding contracts have been terminated by mutual agreement with the parties.

Management of the Company re-negotiated outstanding liabilities with its vendors. As at June 30, 2010, the Company reached an agreement to eliminate or reduce such liabilities by $307,389.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

14.	Income Taxes

The Company's income tax expense is as follows:

	2010	2009
Expected income tax recovery at the combined statutory rate of 33.50% (2009-33.25%)	$220,433	$385,213
Change in enacted foreign tax rates	(162,447)	195,115
Impact of lower jurisdictional tax rates	(98,252)	-
Effects of translation adjustments	-	5,348
Impact of non- deductible expenses	(30,028)	(5,311)
Change in valuation allowance	70,294	(585,576)

Benefit from income taxes	$-	$-

The components of deferred tax assets are as follows:
	2010	2009

Net operating loss carry forwards	$628,500	$692,930
Investment in affiliated companies	106,716	113,296
Equipment	(1,201)	(1,917)
Valuation allowance	(734,015)	(804,309)

Net	$-	$-

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

As of June 30, 2010, the Company had approximately $2,565,000 of Federal, provincial and state net operating loss carryforwards available to offset future years’ taxable income.  Such carry forwards expire in:

2026	$62,000
2027	330,000
2028	553,000
2029	1,139,000
2030	430,000

$2,514,000

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

15.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(November 7, 2005)
			Through
	2010	2009	June 30, 2010

Issuance of shares for services rendered	$1,036,000	$1,563	$1,071,579

Issuance of shares to extinguish debt	$553,897	$-	$553,897

Issuance of shares from term note	$1,500	$-	$1,500

Acquisition of investment in an affiliated company through incurrence of liability	$-	$139,946	$139,946

Assumption of liabilities and loan on reverse merger transaction	$-	$105,029	$105,029

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

	2010	2009

Income tax	$-	$-

Interest	$-	$15,009

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

16.	Commitments and Contingencies

The Company is in default under its bank facilities with the RBC and demands have been made for full repayment. The Company provided a general security agreement in favour of RBC in November 2006. Legal proceedings have been commenced by RBC to recover the full balances and on May 27, 2010 a notice of intention to enforce security was received by the Company. Negotiations with RBC are on-going but no resolution has been reached.

The Company is a defendant in a legal proceeding brought by a former consultant seeking the payment of approximately $91,000 for services provided to the Company. Management is of the opinion that the action is without merit and intends to defend the action and is considering a counter claim against the consultant for damages. A defense has been filed without response.

The Company is committed to an annual fee for the software license for My Golf Rewards Canada, Inc. in the amount of approximately $100,000. This fee is renewable on an annual basis.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

17.	Subsequent Events

In the three months ended September 30, 2010, an officer and shareholder advanced a further $55,000 on an unsecured, non- interest bearing basis to the Company to meet working capital needs.  These advances have no fixed terms of repayment.

On September 13, 2010, the Company received approval to increase its authorized share capital from 100 million to 500 million common shares.

On September 16, 2010 the Company issued the previously agreed upon 24,000,000 common shares in settlement of loans payable of $48,000 (loan 14 – refer to note 9).

On October 7, 2010 three officers of the Company returned 3,800,000 common shares to treasury. These shares were originally issued in September 2009 as compensation for services rendered. The individuals have declined to accept the shares and therefore the shares were retired and retuned to treasury.

On November 2, 2010, the Company issued a promissory note to a lender to secure new financing in the amount of $300,000. It is anticipated that a formal debenture agreement will be completed, with a one year term and a second charge on the Company’s assets.

On November 8, 2010 the Company signed a contract with a service provider under which the Company is committed to an initial annual fee of approximately $50,000 and annual fees of approximately $5,000 per annum.