Form 10-K/A
period 2010-06-30
Consorteum Holdings, Inc.
filed 2010-11-17
CIK 1387976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-K/A

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment Number 1 to the Annual Report of the Company on Form 10-K for the year ended June 30, 2010 amends the Annual Report on Form 10-K as filed on November 15, 2010 to address a comment from the independent accountant for the Company who advised the Company on November 15, 2010 that the financial statements filed as part of the Company’s Report on Form 10-K for the year ended June 30, 2010  were  not  the final financial statements.  The financial statements as filed appear to be a previous version and did not include certain edits made by the independent accountant.  As a result, the independent accountant advised the Company of the need to file an amendment to the  Form 10-K with the correct financial statements as soon as possible. This Amendment Number 1 to the Form 10-K/A is filed with the correct financial statements of the Company.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN UNLESS WE RAISE SUBSTANTIAL AMOUNTS OF DEBT OR CAPITAL.

In its report dated November 14, 2010, the independent registered public accounting firm for Consorteum stated that the financial statements for the years ended June 30, 2010 and 2009 and for the period from inception (November 7, 2005) to June 30, 2010, were prepared assuming that Consorteum would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraints, an accumulated deficit of $4,622,628 at June 30, 2010 and recurring losses from operations. We continue to experience losses.

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

Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock. There are currently 50,425,090 unrestricted shares of our common stock available for sale.

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

On January 16, 2010, the Company signed a 50/50 joint venture agreement with John Bernard, a First Nation representative to create a First Nations financial services company providing financial products. The services will include benefit cards, payroll cards, prepaid services, merchant discount rates, and point of sale solutions. The Company is in the first stage of deployment and will be launching its first benefits card program within the next 45 days.  This joint venture was cancelled without penalty by mutual agreement later in January 2010.

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

On January 20, 2010, the Company was contracted by Blue Sea Manning Ltd. To provide consulting services for their UK based recruiting company within the private yachting industry. The Company will provide Blue Sea Manning with global  multi-currency settlement, payroll cards, expense cards and e-wallet functionality. The program is in current Beta testing and will be expanding to the entire company payroll later in the year.

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

LIQUIDITY AND CAPITAL RESOURCES

In the three months and year ended June 30, 2010, the company improved its working capital position by $1,070,751 principally due to the forgiveness of accounts payable and accrued liabilities in the amount of $1,193,165 (refer to Note 13 of Notes to Consolidated Financial Statements). The working capital deficiency as at June 30, 2010 amounts to $1,982,797.

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

As of June 30, 2010, Consorteum had $40,714 in total current assets, compared to total current assets of $8,773 as of June 30, 2009. The current assets as at June 30, 2010 include cash of $9,110, accounts receivable at $11,061 and deferred compensation costs of $20,543. The June 30, 2009 current assets were comprised of $185 in cash, $7,303 in accounts receivable and $1,285 in prepaid expenses.

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

Management intends to continue in Fiscal 2011 with its proposal to suppliers and lenders to reduce the level of current liabilities which stand at $2,023,511 as at June 30, 2010. It is anticipated that certain loans payable and amounts due to stockholders will be converted to capital stock in the current fiscal year.

RESULTS OF OPERATIONS

Consorteum had revenues of $1,873 for the year ended June 30, 2010 compared to $581 for the year ended June 30, 2009. The majority of the revenue in both years was earned from a single customer.

In FY 2010, the Company recorded $1,193,165 in debt forgiveness from officers, employees and suppliers as management addressed the working capital deficiency and the significant fixed nature of the Company costs. Management expects to continue this process in FY 2011 in an attempt to assist the process of raising additional capital.

Management and consulting fees totaled $826,031 for the year ended June 30, 2010 compared to $628,344 for the prior year, an increase of $197,687 or 31.5%.  The fees increased year over year as new management and consulting contracts were added to meet operating obligation for the pilot projects, and as the results of operations of My Golf Rewards Canada Inc. were consolidated.

General and administrative costs totaled $742,760 for the year ended June 30, 2010 compared to $413,205 for the year ended June 30, 2009, or an increase of $329,555 or 80%.  Part of this increase can be attributed to the consolidation of the operations of My Golf Rewards Canada, Inc. and an  increase in expenditures as many of the initiatives were assessed and pilot programs operated. The company experienced significant legal and professional costs as a result of new operating and financial agreements and regulatory work.

Stock option expense was recorded this year and is explained in item 11 under Executive Compensation.

Interest and financing costs amounted to $275,240  for the year ended June 30, 2010 compared to $96,892 for year ended June 30, 2009. This increase of $178,348 reflects the increased cost of borrowing given both the growing financial needs and the financial condition of the Company.

For the year ended June 30, 2010 Consorteum had a net loss of $1,599,348 compared to a net loss of $1,158,534 for the year ended June 30, 2009. Loss per share was $0.02 for the year ended June 30, 2010 comapred to $0.02 for the prior year.

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

BALANCE SHEET

Total assets as at June 30, 2010 were $55,837 compared with $101,670 at June 30, 2009, representing a decrease of $45,833 or 45%.

Current assets increased $31,941 in the year to June 30, 2010 with the principal change being represented by deferred debt issuance costs. These costs will be amortized over the next fiscal year.

Bank indebtedness increased $40,724 in the period to Janaury 31, 2010 when the facility was essentially put on hold and stands at $128,489 at June 30, 2010.  The increase was used to finance general activities.  The Company has defaulted under its indebtedness to its lender and the bank loan  is in default.  The bank has begun an action for repayment of the loans against the Company and certain individual guarantors. (Refer to note 8 to the Consolidated Financial Statements). The Bank has also issued notice of its intention to foreclose of its security. The Company is working with the bank to resolve the repayment issue.

Trade payables and accrued liabilities have been reduced $1,350,346 in Fiscal  2010 principally due to the forgiveness of amounts due by officers, employees and suppliers. As at June 30, 2010 trade payables and accrued expenses stand at $608,725 and management will be working with suppliers to assess further opportunities to reduce the liabilities in FY 2011. In addition, the Company issued common shares in exchange for settlement of approximately $1,036,000 of services rendered.

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

Capital stock, including paid-in capital and associated accounts, increased in the year by $2,779,012, including the value of shares issued for cash, shares issued for services rendered and shares issued in exchange of loans and other payables and through the forgiveness of debt from related parties.  See notes 12 and 13 to Consolidated Financial Statements and Item 9B in this Report.

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

Impairment of Long Lived Assets

In accordance with ASC 360, “Property plant and equipment,” long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1 to the Consolidated Financial Statements, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company closes operations, the asset values may be materially impaired.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

In accordance with the provision of ASC 830, “Foreign Currency Matters,” the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

Comprehensive Income or Loss

The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to ASC 260, “Earnings per Share,” which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

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

 CONCENTRATION OF CREDIT RISK

ASC 825 “Financial Instruments,” requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

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

  The Consolidated Financial Statements appear  on page F-1 after the signature pages to this Report on Form 10-K .

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

Dated: November 16, 2010

By: /s/ Craig A. Fielding
Craig A. Fielding, Chief Executive Officer and President
(Principal Executive Officer)

Pursuan  to the requirements of  the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:   November 16, 2010

Name	Position	Date

/s/ Craig A. Fielding Craig A. Fielding	Chief Executive Officer, President and Director (Principal Executive Officer)	November 16, 2010

/s/ Geoffrey William Smethurst Geoffrey William Smethurst	Chief Financial Officer (Principal Financial Officer)	November 16, 2010

/s/ James D. Beatty James D. Beatty	Director and Chairman of the Board	November 16, 2010

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010, and 2009

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Stockholders' Deficit	F-5 to F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-28

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

Toronto, Canada November 12, 2010	/s/ SF Partnership, LLP CHARTERED ACCOUNTANTS

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

	2010	2009
ASSETS
Current Assets
Cash	$9,110	$185
Other receivables, net (Note 4)	11,061	7,303
Deferred finance charges	20,543	-
Prepaid expense	-	1,285

Total Current Assets	40,714	8,773
Investments in Affiliated Companies (Note 5)	-	86,123
Equipment, Net (Note 6)	5,201	6,774
Intangible Asset (Note 7)	9,922	-

Total Assets	$55,837	$101,670

LIABILITIES
Current Liabilities
Bank indebtedness (Note 8)	$128,489	$87,765
Accounts payable	211,677	276,459
Accrued liabilities (Note 13)	444,761	1,730,325
Loans payable (Note 9)	985,041	917,944
Due to stockholders (Note 10)	253,543	30,779

Total Current Liabilities	2,023,511	3,043,272
Commitments and Contingencies (Note 16)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 12)
Preferred stock, par value $0.001 per share; 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 93,953,715 shares (2009 – 46,859,750 shares) issued and outstanding.	125,954	46,860
Treasury Stock	15,286	-
Additional Paid In Capital	2,705,908	-
Discount on Common Stock	-	(116,224)
Collateralized Shares Issued	(137,500)	-
Accumulated Other Comprehensive (Loss) Income	(54,694)	151,042
Deficit Accumulated during the Development Stage	(4,622,628)	(3,023,280)

Total Stockholders' Deficit	(1,967,674)	(2,941,602)

Total Liabilities and Stockholders’ Deficit	$55,837	$101,670

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2010, and 2009, and Cumulative
from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative from Inception (November 7, 2005)Through June 30, 2010

Revenues	$1,873	$581	$248,290

Operating Expenses
Management and consulting fees	826,031	628,344	2,627,536
General and administration expenses	742,760	413,205	1,528,928
Bad debt expense	-	-	99,738
Selling expenses	-	-	98,010
Depreciation expense	2,239	2,897	13,347
Forgiveness of debt (Note 13)	(294,974)	-	(294,974)

Total Operating Expenses	1,276,056	1,044,446	4,072,585

Loss from Operations	(1,274,183)	(1,043,865)	(3,824,295)

Other Expenses
Equity in net loss of an affiliated company	(49,925)	(17,777)	(282,474)
Write off of investment in an affiliated company	-	-	(78,783)
Interest and financing costs	(275,240)	(96,892)	(437,076)

Total Other Expenses	(325,165)	(114,669)	(798,333)

Net Loss	(1,599,348)	(1,158,534)	(4,622,628)
Foreign currency translation adjustment	(205,736)	232,841	(54,694)

Comprehensive Loss	$(1,805,084)	$(925,693)	$(4,677,322)

Loss Per Share
Basic and Diluted	$(0.02)	$(0.02)

Weighted average number shares outstanding – basic and diluted	70,935,189	68,914,545

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit
For the Periods from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)
(Deficit)

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit (Cont’d)
For the Periods from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Preferred Stock		Common Stock		Discount on Common	Collateralized Shares	Additional Paid-In	Accumulated Other Comprehensive Income	Treasury	(Deficit) Accumulated during the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Issued	Capital	(Loss)	Shares	Stage	Deficit
Balance - June 30, 2008	-	$-	69,859,750	$69,860	$(34,195)	$-	$-	$(81,799)	-	$(1,864,746)	$(1,910,880)
Stock cancellation	-	-	(23,000,000)	(23,000)	23,000	-	-	-	-	-	-
Assumptions of liabilities and loan on reverse merger transaction	-	-	-	-	(105,029)	-	-	-	-	-	(105,029)
Foreign currency translation Adjustment	-	-	-	-	-	-	-	232,841	-	-	232,841
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,158,334)	(1,158,534)

Balance – June 30, 2009	-	-	46,859,750	46,860	(116,224)	-	-	151,042	-	(3,023,280)	(2,941,602)
Shares issued for market awareness	-	-	3,280,000	3,280	(3,280)	-	-	-	-	-	-
Shares issued for cash	-	-	300,000	300	119,504	-	11,184	-	-	-	130,988
Shares issued for services rendered			30,300,000	30,300	-	(137,500)	1,143,200	-	-	-	1,036,000
Shares issued from term note	-	-	1,500,000	1,500	-	-	388,397	-	-	-	389,897
Shares issued to extinguish debt	-	-	27,000,000	59,000	-	-	106,500	-	-	-	165,500
Shares returned to treasury	-	-	(15,286,035)	(15,286)	-	-	-	-	15,286	-	-
Options Issued	-	-	-	-	-	-	158,436	-	-	-	158,436
Forgiveness of debt	-	-	-	-	-	-	898,191	-	-	-	898,191
Foreign currency translation Adjustment	-	-	-	-	-	-	-	(205,736)	-	-	(205,736)
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,599,348)	(1,599,348)

Balance – June 30, 2010	-	$-	93,953,715	$125,954	$-	$(137,500)	$2,705,908	$(54,694)	15,286	$(4,622,628)	$(1,967,674)

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2010, and 2009, and Cumulative from
Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative from Inception (November 7, 2005) June 30, 2010
Cash Flows from Operating Activities
Net loss	$(1,599,348)	$(1,158,534)	$(4,622,628)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in net loss of an affiliated company	49,925	17,777	282,474
Writeoff of investment in an affiliated company	-	-	78,213
Depreciation	2,239	2,897	13,347
Stock issued on reverse merger	-	-	35,579
Forgiveness of debt	(294,974)	-	(294,974)
Stock option expense	158,436	-	158,436
Amortization of deferred finance charges	31,957	-	29,400

Changes in non-cash working capital, net of effects from reverse merger transaction:
Other receivables	5,118	(861)	(3,089)
Prepaid expenses	1,285	(1,282)	3
Accounts payable	149,949	12,212	372,215
Accrued liabilities	635,005	759,441	2,359,915

Net Cash (Used in) Operating Activities	(860,408)	(368,350)	(1,588,552)

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(19,249)
Acquisition of investment in affiliated companies	9,814	-	(277,102)

Net Cash Provided by (Used in) Investing Activities	9,814	-	(296,351)

Cash Flows from Financing Activities
Proceeds from loans	491,497	407,847	1,456,472
Repayment of loans	(139,114)	(4,289)	(143,403)
Proceeds from bank indebtedness	32,275	(19,664)	141,691
Repayment of bank indebtedness	-	-	(6,492)
Proceeds from issuance of capital stock	130,988	-	131,074
Repayments of stockholders’ advances	-	(224,097)	(1,216,010)
Proceeds from stockholders’ advances	343,794	194,727	1,599,119

Net Cash Provided by Financing Activities	859,440	354,524	1,962,451

Effect of Exchange Rate Change on Cash	79	(2,038)	(68,438)

Net Increase (Decrease) in Cash	8,925	(15,864)	9,110

Cash - Beginning of Period	185	16,049	-

Cash - End of Period	$9,110	$185	$9,110

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

1.	Organization, Development Stage Activities, and Going Concern

Consorteum Holdings, Inc. ("Holdings" and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005.  On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc..

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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.  The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern.  As of June 30, 2010, the Company had negative working capital of $1,982,797 (2009 - $3,034,499) and a deficit accumulated during the development stage of $4,622,628 (2009 - $3,023,280).

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

b)	Cash and cash equivalents

Cash and cash equivalents comprise bank balances and short-term bank deposits with an original maturity of three months or less.

c)	Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

d)	Intangible Asset

Intangible asset represents a software license right acquired by way of the acquisition of My Golf Rewards Canada, Inc. (see note 7).  The Company did not amortize this intangible asset since it is not yet in use.

e)	Impairment of Long Lived Assets

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

f)	Other Receivables and Accounts Receivable

The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Other receivables are recorded at cost and represent the best estimate of the amount recoverable.

g)	Deferred Finance Charges

Deferred finance charges represent the unamortized financing costs associated with the issuance of debt instruments and are amortized over the terms of the respective financing arrangement.

h)	Revenue Recognition

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

i)	Equity Investments

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont’d)

j)	Income Taxes

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

k)	Foreign Currency Translation

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

l)	Comprehensive Income or Loss

The Company applies the provisions of ASC 220, “Comprehensive Income.”  Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

m)	Earnings or Loss Per Share

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont’d)

n)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant areas requiring the use of estimates relate to the estimated useful lives of equipment, the utilization of future income tax assets and the valuation of stock-based compensation.  These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from those estimates.  These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

o)	Financial Instruments

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont’d)

p)	Recent Accounting Pronouncements

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

On January 13, 2010, the Company purchased an additional 26% interest in My Golf Rewards Canada Inc. for cash consideration of $2 and the assumption of liabilities totaling $123,891. The assets, liabilities and operating results of My Gold Rewards Canada Inc. have been consolidated from that date. As at January 13, 2010, the Company owned 75 % of the issued and outstanding share capital of My Golf Rewards Canada Inc.

Cumulative operating losses amounting to $307,304 (2009 - $242,722) arising in My Golf Rewards Canada Inc. have been accounted for using the equity method.

6.	Equipment, Net

Equipment comprises the following:

	Cost	2010 Accumulated Depreciation	Cost	2009 Accumulated Depreciation

Computer equipment	$18,887	$(13,686)	$17,221	$(10,447)

Equipment, net		$5,201		$6,774

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

Purchase price allocation as follows:

Purchase Price			$46,717

Cash		$9,814
Accounts Receivable		150,872
Total Assets		$160,686

Accounts Payable	$40,199
Loan Payable	$83,692

Total Liabilities		$123,891

Net Assets			$36,795

Purchase Price Discrepancy			$9,922

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

Bank indebtedness of $128,489 is comprised of a RBC demand term loan and an operating credit facility (2009 - $87,765). Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum.  The loan was scheduled to mature in June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

9.	Loans Payable

	2010	2009
Loan 1. Investment loan, secured by shares of an individual shareholder, bearing interest at 18% per annum, principal due February 2010. In default, due on demand.	$299,349	$229,091
Loan 2. Investment loan (net of discount of $22,510), secured by 1,500,000 shares of an individual stockholder, bearing no interest, principal plus bonus due March 2010. In default, due on demand.	177,490	-
Loan 3. Investment loan (net of discount of $15,775), unsecured, bearing no interest, due June 2009. In default, due on demand.	123,789	146,166
Loan 4. Investment loan, unsecured, bearing interest at 18% per annum, due January 2009. In default, due on demand.	50,084	83,887
Loan 5. Investment loan, unsecured, bearing interest at 15% on late payments, with eleven monthly repayments commencing January 2010. No payments have been made since April 2010. In default, due on demand.	56,578	-
Loan 6. Investment loan, unsecured, bearing interest at 10% per annum, due on demand.	84,246	-
Loan 7. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	34,728	26,577
Loan 8. Investmnt loan, unsecured, bearing interest at 18% per annum, due on demand.	30,302	-
Loan 9. Investment loan, unsecured, bearing interest at 18% per annum, due October 2009. In default, due on demand.	30,234	23,138
Loan 10. Investment loan, unsecured, bearing interest at 18% per annum, no fixed terms of repayment.	29,929	22,905
Loan 11. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	20,312	45,992
Loan 12. Investment loan, secured by 1,500,000 shares of an individual stockholder, bearing interest at18% per annum, with no fixed terms of repayment.	-	315,188
Loan 13. Investment loan, unsecured, non interest bearing with no fixed terms of repayment.	-	25,000
Loan 14. Investment loan, unsecured, non interest bearing, with no fixed terms of repayment.	48,000	-

	$985,041	$917,944

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

9.	Loans Payable (cont’d)

Loans 2 and 3 are non-interest bearing loans.  These loans are recorded at their discounted value, which was computed at a discount rate of 12% which approximates the current rate of borrowing for the Company.   The difference between the discount value and the principal amount of the loan was recorded as interest payable.  The discounted loan amount will be accreted to the principal amount with an offsetting charge to interest expense.

On September 17, 2009, the Company entered into an agreement with a lender, who provided a $100,000 loan to the Company, and a stockholder pledged 1,500,000 common shares of the Company as security for the loan (Loan 2).  The lender is entitled to receive a bonus of $100,000 on the maturity date.

On February 3, 2010 the Company had negotiated the assignment of its obligations to affiliates and directors to an unrelated third party, which provided up to $404,746 in the form of a promissory note bearing interest at 15% per annum. The promissory note contained a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount. As at March 31, 2010, a total of $124,000 of this facility has been converted into 17,500,000 common stock.

The Company received a $48,000 loan in June 2010 and later that month agreed to accept repayment of the loan through the issuance of 24,000,000 common shares at a conversion price of $0.002 per share. These shares were issued September 16, 2010.

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

Accordingly, management agreed to review the liabilities owing to its officers at June 30, 2010 with a view to improving the balance sheet and statement of accumulated deficit by forgiving such amounts and further by mutual consent, agreeing to terminate the corresponding contracts. A total of $501,130 of accrued salaries and allowances have been forgiven by officers of the Company.

Management of the Company also reviewed the liabilities as at June 30, 2010 and contracts for senior officers and employees, and reached a mutual agreement with these parties to forgive a total of $397,061 in accrued salaries and expenses, and all corresponding contracts have been terminated by mutual agreement with the parties.

Management of the Company re-negotiated outstanding liabilities with its vendors. As at June 30, 2010, the Company reached an agreement to eliminate or reduce such liabilities by $294,974 to unrelated parties.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

14.	Income Taxes

The Company's income tax expense is as follows:

	2010	2009

Expected income tax recovery at the combined statutory rate of 32.50% (2009-33.25%)	$519,788	$385,213
Change in enacted tax rates	(231,021)	195,115
Impact of lower jurisdictional tax rates	(98,699)	-
Effects of translation adjustments	-	5,348
Impact of non- deductible expenses	(30,862)	(5,311)
Change in valuation allowance	(159,206)	(585,576)

Benefit from income taxes	$-	$-

The components of deferred tax assets are as follows:

	2010	2009

Net operating loss carry forwards	$858,000	$692,930
Investment in affiliated companies	106,716	113,296
Equipment	(1,201)	(1,917)
Valuation allowance	(963,515)	(804,309)

Net	$-	$-

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

As of June 30, 2010, the Company had approximately $3,432,000 of Federal, provincial and state net operating loss carryforwards available to offset future years’ taxable income.  Such carry forwards expire in:

2026	$62,000
2027	330,000
2028	553,000
2029	1,139,000
2030	1,348,000

$3,432,000

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

15.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

	2010	2009	Cumulative from Inception (November 7, 2005) Through June 30, 2010

Issuance of shares for services rendered	$1,036,000	$-	$1,071,579

Issuance of shares to extinguish debt	$553,897	$-	$553,897

Issuance of shares from term note	$1,500	$-	$1,500

Acquisition of investment in an affiliated company through incurrence of liability	$-	$-	$139,946

Assumption of liabilities and loan on reverse merger transaction	$-	$105,029	$105,029

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

	2010	2009

Income tax	$-	$-

Interest	$-	$15,009

During the period, the Company reached agreement with related parties to forgive liabilities totaling $898,191.

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

On November 2, 2010, the Company issued a promissory note to a lender to secure new financing in the amount of $300,000 bearing interest at 12% per annum. The Company also issued the lender 7,500,000 restricted shares of the Company as part of this transaction. It is anticipated that a formal debenture agreement will be completed, with a one year term and a second charge on the Company’s assets.

On November 8, 2010 the Company signed a contract with a service provider under which the Company is committed to an initial annual fee of approximately $50,000 and annual fees of approximately $5,000 per annum.

18.	Comparative Financial Information

Certain financial information for the year ended June 30, 2009 has been reclassified to conform with the financial statement presentation adopted in the current year.