Form 10-Q
period 2010-09-30
Consorteum Holdings, Inc.
filed 2010-11-22
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER:  000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Company as Specified in its Charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 550, 141 Adelaide Street West, Toronto, Ontario, M5H 3L5 Canada

(Address of Principal Executive Offices)

(877) 414-2774

 (Company's Telephone Number)

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

As of November 12, 2010, the Company had 114,153,715 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2010, and JUNE 30, 2010

CONTENTS

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Loss	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 18

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets
September 30, 2010 and June 30, 2010
(Expressed in U.S. Dollars)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,015	$9,110
Other receivables, net (Note 5)	11,414	11,061
Deferred finance charges	6,848	20,543
Total Current Assets	22,277	40,714
Equipment, Net (Note 6)	4,811	5,201
Intangible Asset (Note 7)	9,922	9,922
Total Assets	$37,010	$55,837

LIABILITIES
Current Liabilities
Bank indebtedness (Note 8)	$122,704	$128,489
Accounts payable	216,429	211,677
Accrued liabilities (Note 11)	496,456	444,761
Loans payable (Note 9)	985,071	985,041
Due to stockholders (Note10)	301,648	253,543
Total Current Liabilities	2,122,308	2,023,511

Commitments and Contingencies (Note 15)

STOCKHOLDERS' DEFICIT
Capital Stock (Note 12)
Preferred stock, par value $0.001 per share; 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 117,953,715 shares (2010 - 93,953,715 shares) issued and outstanding.	149,954	125,954

Treasury Stock	15,286	15,286
Additional Paid In Capital	2,729,908	2,705,908
Collateralized Shares Issued	(137,500)	(137,500)
Accumulated Other Comprehensive Loss	(100,830)	(54,694)
Deficit Accumulated during the Development Stage	(4,742,116)	(4,622,628)
Total Stockholders' Deficit	(2,085,298)	(1,967,674)
Total Liabilities and Stockholders? Deficit	$37,010	$55,837

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2010, and 2009, and Cumulative
from Inception (November 7, 2005) Through September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Cumulative from Inception (November 7, 2005) Through September 30, 2010
Revenues	$-	$-	$248,290

Operating Expenses
Management and consulting fees	14,436	254,796	2,641,972
General and administration expenses	37,534	116,440	1,566,462
Bad debt expense	-	-	99,738
Selling expenses	17,374	-	115,384
Depreciation expense	398	538	13,745
Forgiveness of debt	-	-	(294,974)

Total Operating Expenses	69,742	371,774	4,142,327

Loss from Operations	(69,742)	(371,774)	(3,894,037)

Other Expenses
Equity in net loss of an affiliated company	-	(22,224)	(282,474)
Write off of investment in an affiliated company	-	-	(78,783)
Interest and financing costs	(49,746)	(34,620)	(486,822)

Total Other Expenses	(49,746)	(56,844)	(848,079)

Net Loss	(119,488)	(428,618)	(4,742,116)
Foreign currency translation adjustment	(46,136)	(237,334)	(100,830)

Comprehensive Loss	$(165,624)	$(665,952)	$4,842,946)

Loss Per Share
Basic and Diluted	$(0.001)	$(0.01)

Weighted average number shares outstanding - basic and diluted	97,646,022	49,784,859

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2010, and 2009, and Cumulative from
Inception (November 7, 2005) Through September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Cumulative from Inception (November 7, 2005) Through September 30, 2010

Cash Flows from Operating Activities
Net loss	$(119,488)	$(428,618)	$(4,742,116)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in net loss of an affiliated company	-	22,224	282,474
Writeoff of investment in an affiliated company	-	-	78,213
Depreciation	398	538	13,745
Stock issued on reverse merger	-	-	35,579
Forgiveness of debt	-	-	(294,974)
Stock option expense	-	158,436	158,436
Amortization of deferred debt issuance	13,695	-	45,652

Changes in non-cash working capital, net of effects from reverse merger transaction:
Other receivables	(23)	(1,718)	(3,112)
Prepaid expenses	-	-	3
Accounts payable	(518)	-	371,697
Accrued liabilities	41,998	43,841	2,401,913

Net Cash Used in Operating Activities	(63,938)	(205,297)	(1,652,490)

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(19,249)
Acquisition of investment in affiliated companies	-	-	(277,102)

Net Cash Used in Investing Activities	-	-	(296,351)

Cash Flows from Financing Activities
Proceeds from loans	36,050	224,395	1,492,522
Repayment of loans	(9,141)	(37,360)	(152,544)
Proceeds from bank indebtedness	-	19,884	141,691
Repayment of bank indebtedness	(9,527)	(7,786)	(16,019)
Proceeds from issuance of capital stock	-	140,100	131,074
Repayments of stockholders? advances	-	(142,705)	(1,216,010)
Proceeds from stockholders? advances	41,238	16,245	1,640,357

Net Cash Provided by Financing Activities	58,620	212,773	2,021,071

Effect of Exchange Rate Change on Cash	223	(6,175)	(68,215)

Net (Decrease) Increase in Cash	(5,095)	1,301	4,015
Cash - Beginning of Period	9,110	185	-

Cash - End of Period	$4,015	$1,486	$4,015

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

Going Concern Assumption

The Company's  condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.  The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern.  As of September  30, 2010, the Company had negative working capital of $2,100,031 (June 30, 2010 - $1,982,797) and a deficit accumulated during the development stage of $4,742,116 (June 30, 2010 - $4,622,628).

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

As described in note 8, Consorteum is indebted to the Royal Bank of Canada (“RBC”) who holds a general security agreement over the assets of Consorteum, and on May 27, 2010 Consorteum received demand for repayment of the balance due under the demand term loan and the credit facilities. On the same date, Consorteum received a notice of intention to enforce RBC’s security on the property which can be exercised at any time.  Notwithstanding on-going negotiations, Consorteum has been unable to come to terms with RBC and has not settled the liability.

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

2.        Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011. The accompanying  condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2010.

BASIS OF CONSOLIDATION

The  condensed consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., and My Golf Rewards Canada, Inc.  All material intercompany balances and transactions are eliminated on consolidation.

3.	Recent Accounting Pronouncements

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

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

4.	Fair Value Measurements

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

5.	Other Receivables, Net

	September 30, 2010	June 30, 2010
Other receivables	$11,414	$11,061

Other receivables represent the estimated amount of recoverable sales taxes.

6.	Equipment, Net

	Cost	September 30, 2010 Accumulated Depreciation	Cost	June 30, 2010 Accumulated Depreciation

Computer equipment	$18,887	$(14,076)	$18,887	$(13,686)

Equipment, net		$4,811		$5,201

Depreciation expense charged to operations amounted to $398 for the three month period ended September 30, 2010 (three month period ended September 30, 2009 - $538).

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

7.	Intangible Asset

As a result of the acquisition in January 2010 of the additional interest in My Golf Rewards Canada Inc., the Company acquired an interest in the rights to a software license and other proprietary software necessary to operate the business. Accordingly, the asset has been recorded at its estimated acquisition cost, which value has been supported by recent arms-length negotiations.

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

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

8.	Bank Indebtedness

Bank indebtedness of $122,704 is comprised of a RBC demand term loan and an operating credit facility (June 30, 2010 - $128,489). Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum.  The loan was scheduled to mature in June 2013. The loan is secured by a general security agreement signed by Consorteum constituting a first ranking security interest in all personal properties of Consorteum and personal guarantees from certain stockholders.

As at September 30, 2010, the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. Consorteum has been unable to meet repayment terms and accordingly RBC has commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both officers acting as stockholders.

On May 27, 2010, Consorteum received notice of intention to enforce security by RBC, as secured creditor, on all the property of Consorteum. Consorteum has engaged legal counsel to act on this matter and is working towards a settlement of the bank indebtedness.

In the three month period ended September 30, 2010, there have been no further developments in the action.

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

9.	Loans Payable

	2010	2009
Loan 1. Investment loan, secured by shares of an individual shareholder, bearing interest at 18% per annum, principal due February 2010. In default, due on demand.	$322,256	$299,349
Loan 2. Investment loan (net of discount of $22,510), secured by 1,500,000 shares of an individual stockholder, bearing no interest, principal plus bonus due March 2010. In default, due on demand.	182,868	177,490
Loan 3. Investment loan (net of discount of $15,775), unsecured, bearing no interest, due June 2009. In default, due on demand.	126,753	123,789
Loan 4. Investment loan, unsecured, bearing interest at 18% per annum, due January 2009. In default, due on demand.	53,916	50,084
Loan 5. Investment loan, unsecured, bearing interest at 15% on late payments, with eleven monthly repayments commencing January 2010. No payments have been made since April 2010. In default, due on demand.	58,717	56,578
Loan 6. Investment loan, unsecured, bearing interest at 10% per annum, due on demand.	88,944	84,246
Loan 7. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	37,385	34,728
Loan 8. Investment loan, unsecured, bearing interest at 18% per annum, due on demand.	32,621	30,302
Loan 9. Investment loan, unsecured, bearing interest at 18% per annum, due October 2009. In default, due on demand.	32,547	30,234
Loan 10. Investment loan, unsecured, bearing interest at 18% per annum, no fixed terms of repayment.	32,219	29,929
Loan 11. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	16,845	20,312
Loan 12. Investment loan, unsecured, non interest bearing with no fixed terms of repayment.	-	48,000

	$985,071	$985,041

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

9.	Loans Payable (cont’d)

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

On February 3, 2010 the Company had negotiated the assignment of its obligations to affiliates and directors to an unrelated third party, which provided up to $404,746 in the form of a promissory note bearing interest at 15% per annum. The promissory note contained a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount. As at September 30, 2010, a total of $124,000 of this facility has been converted into 17,500,000 shares of common stock.

The Company received a $48,000 loan in June 2010 and later that month agreed to  repayment of the loan through the issuance of 24,000,000 shares of common stock at a conversion price of $0.002 per share. These shares were issued September 16, 2010 and accordingly the loan has been extinguished with an equal increase in capital stock.

10.	Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

In the three month period ended September 30, 2010, the stockholders advanced a further $41,238 to provide working capital.

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

11.	Related Party Transactions and Balances

The following were charged to the Company by certain stockholders for services provided:

			Three month period ended September 30, 2010	Three month period ended September 30, 2009
a	)	Management and consulting fees	$14,436	$81,963

b	)	General and administrative	$-	$14,480

In the three months ended September 30, 2010 these charges relate to services provided by the president and chief financial officer and were provided through companies owned or controlled by those individuals.  In the three months ended September 30, 2009 these charges relate to services provided by the President, Chief Executive Officer and Chairman of the Board of Directors, and were provided through companies owned or controlled by those individuals.

Included in accrued liabilities is $162,400 (June 30, 2010 - $160,341) owed to certain stockholders for management fees, consulting fees and other expenses. Subsequent to quarter ended September 30, 2010, the stockholders have agreed to the issuance of 50,000,000 common shares at an issue price of $0.003 per share in settlement of $150,000 of this liability.

12.	Capital Stock

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

On March 1, 2010, the Company entered into a professional services agreement (the "PSA") with its corporate counsel, pursuant to which the Company agreed to issue 5,000,000 shares of its common stock to its corporate counsel as collateral for compensation for accrued and unpaid professional fees of $50,000 for the period between January 1, 2009 and June 30, 2009.

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

On September 16, 2010 the Company issued the previously agreed upon 24,000,000 common shares in settlement of loans payable of $48,000.

Warrants

As at September 30, 2010 and June 30, 2010, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 1.25 years, expiring December 31, 2011.

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

12.	Capital Stock (cont’d)

Options

As at September 30, 2010, 2,500,000 options were outstanding, having an exercise price of $0.15 per share of common stock with a remaining contractual life of 2.23 years. These options were valued at $158,436 using the Black-Scholes model, using key assumptions of volatility of 62%, risk-free interest rate of 1.56%, a term life equivalent to the life of the options and reinvestment of all dividends in the Company of zero percent.

The Company has a commitment to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an  individual as a finder's fee which commitments were made on January 12, 2010. As at September 30, 2010, these options have not been issued. By Board resolution dated October 18, 2010, these stock options granted have been replaced by the issue of common shares in an equivalent number at the then current market price of $0.003 per share.

13.	Income Taxes

No provision for Federal, state or provincial income taxes was required for the three month period ended September 30, 2010, due to the significant operating losses.

As of June 30, 2010, the Company had approximately $3,432,000 of Federal, provincial and state net operating loss carry forwards available to offset future years’ taxable income, expiring in varying amounts to June 30, 2030. Certain of these amounts are subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

The Company has net operating loss carry forwards available to be applied against future years' taxable income.  Due to the losses from operations and expected future operating results, it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred tax assets and current income taxes.

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

14.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

	Three month period ended September 30, 2010	Three month period ended September 30, 2009	Cumulative from Inception (November 7, 2005) Through June 30, 2010
Issuance of shares for services rendered	$-	$-	$1,071,579

Issuance of shares to extinguish debt	$48,000	$-	$553,897

Issuance of shares from term note	$-	$-	$1,500

Acquisition of investment in an affiliated company through incurrence of liability	$-	$-	$139,946

Assumption of liabilities and loan on reverse merger transaction	$-	$-	$105,029

During the three month period ended September 30, 2010 and 2009, the Company had cash flows arising from interest and income taxes paid as follows:

	2010	2009
Income tax	$-	$-

Interest	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

15.	Commitments and Contingencies

Consorteum is in default under its bank facilities with the RBC and demands have been made for full repayment. Consorteum provided a general security agreement in favour of RBC in November 2006. Legal proceedings have been commenced by RBC to recover the full balances and on May 27, 2010 a notice of intention to enforce security was received by Consorteum. Negotiations with RBC are on-going but no resolution has been reached.

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

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

16.	Subsequent Events

On October 7, 2010 three officers of the Company returned 3,800,000 common shares to treasury. These shares were originally issued in September 2009 as compensation for services rendered. The individuals have declined to accept the shares and therefore the shares were retired and returned to treasury.

On November 2, 2010, the Company issued a convertible promissory note bearing interest at 12% per annum to a lender to secure new financing in the amount of $300,000. The Company has received $200,000, with the final $100,000 due and payable in the next month. The principal is due and payable November 2, 2011. Interest is payable quarterly in arrears. At the option of the lender, all or part of the principal may be paid by cancelling the amount sought to be converted through the issuance of the Company’s common stock at a discount of thirty-five per cent (35%) from the average bid and ask price of the common stock for ten days preceding the date selected for conversion. In the event that the shares of the Company trade at a price above $0.10 for a period of twenty (20) consecutive trading days, the Company may require the lender to convert the principal amount of the loan into shares of common stock at a conversion price equal to 35% below to 20 days average bid and ask prices. The Company issued the lender 7,500,000 restricted shares of its common stock as part of the loan transaction.

On November 8, 2010 the Company signed a contract with a service provider under which the Company is committed to an initial annual fee of approximately $50,000 and annual fees of approximately $5,000 per annum.

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this release and matters set in the Company's SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements.  We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may  or  may  not  occur in the future.

These forward-looking statements and the matters  to  which  they  refer are subject to considerable uncertainty that may cause  actual  results  to  be materially different from those described herein. There  are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;  (iii)  our  loss  of  a  key employee or employees; (iv) regulatory changes,  including  further changes  in  the area of credit card regulation or implementation of new regulations in furtherance of the new legislation that  may have an adverse  affect on the demand for our products or services; (v) increases in our operating  expenses  resulting  from  increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues  or  capital  to  fund  operations;  (vii) a failure to collect upon or otherwise  secure  the  benefits  of existing contractual commitments with third parties,  including our customers; and (viii) other factors and risks identified in our SEC filings. This list provides  examples  of  factors  that  could  affect  the  results  described by forward-looking  statements  contained  in this press release; however, this list is not  exhaustive  and  many  other  factors  could  impact our business and it is impossible  to  predict with any accuracy which factors could result in negative impacts.

These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

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

Liquidity and Capital Resources

In the three months ended September 30, 2010, the Company’s working capital position decreased by $117,234 since June 30, 2010 compared to a increase of $508,799 for the same period in the prior year. The working capital deficiency as at September 30, 2010 amounts to $2,100,013 compared to $1,982,797 as at June 30, 2010, the Company’s last fiscal year end. The increase in the working capital deficiency is primarily the result of additional accruals for costs and further cash advances by the stockholders.

During the three months ended September 30, 2010 the Company continued to look for additional working capital to finance its activities. The size of the working capital deficit and absence of operating revenues continue to negatively impact these efforts. The termination of management contracts as at June 30, 2010 has slowed the growth of accrued expenses and is seen as a positive measure to control operating costs.

As of September 30, 2010, Consorteum had $22,277 in total current assets, compared to total current assets of $40,714 as of June 30, 2010. The current assets as at September 30, 2010 include cash of $4,015, other receivables of $11,414 and deferred finance charges of $6,848. The current assets as at June 30, 2010 include cash of $9,110, accounts receivable at $11,061 and deferred compensation costs of $20,543.

Current liabilities increased in the three months ended September 30, 2010 by $98,797 principally as a result of additional accrued expenses of $51,695 and an increase in advances from stockholders of $48,105. Total current liabilities total $2,122,308 as at September 30, 2010 compared to $2,023,511 as at June 30, 2010.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure by Consorteum to move forward and management anticipates that delays will continue if funds are not available.

RESULTS OF OPERATIONS

 Consorteum had no revenues in the three month periods ended September 30, 2010 or September 30, 2009.

Management and consulting fees totaled $14,436 for the three months ended September 30, 2010 compared to $254,796 for same period in the prior year, a decrease of $240,360 or 94%.  The decrease can be explained by the termination of management contracts as at June 30, 2010 and in the three months ended September 30, 2010 management and consultants were paid only for specific work completed. There are no existing management contracts for services.

General and administrative costs totaled $37,534 for the three month period ended September 30, 2010 compared to $116,440 for the three months ended September 30, 2009, a decrease of $78,906 or 68%.  The decrease can be attributed to efforts to control costs and fees while the Company attempts to raise new financing and implement a number of pilot projects. The number of personnel in the company has been reduced and accordingly costs have been curtailed.

Selling expenses for the three months ended September 30, 2010 were $17,374 compared to nil for the same period in the prior year. In the three months ended September 30, 2010, the pilot project with the First Nations commenced and these costs are directly associated with the initial stage of the pilot project.

Interest and financing costs amounted to $49,746 for the three month period ended September 30, 2010 compared to $34,620 for three month period ended September 30, 2009. This increase of $15,1260  reflects the stable level of borrowing within the Company but reflects the additional cost of borrowing associated on a specific loan, triggered by a default situation, and the cost of the deferred finance charges.

For the three month period ended September 30, 2010 Consorteum had a net loss of $119,488 compared to a net loss of $428,618 for the three month period ended September 30, 2009. Loss per share for the three month period ended September 30, 2010 was $0.001 compared to $0.01 for the same period in the prior year.  The decrease in the size of the operating loss of $309,130 was due principally to the termination of the management contracts for services and efforts by management to contain costs as they look for new financing and to implement new pilot projects.

GOING CONCERN

These  condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure continuation of the Company’s operations and pilot programs. In order for the Company to meet its liabilities as they come due and to continue operations, the Company remains solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet. The  condensed Consolidated Financial Statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

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

As described in note 8 to the condensed financial statements, Consorteum is indebted to the Royal Bank of Canada who holds a general security agreement over the assets of the company, and on May 27, 2010 Consorteum received demand payment for the balance due under the credit facilities. On the same date, Consorteum received a notice of intention to enforce its security on the property which can be exercised at any time.  Notwithstanding on-going negotiations, Consorteum has been unable to come to terms with the secured party and has not settled the liability.

BALANCE SHEET

Total assets as at September 30, 2010 were $37,010 compared with $55,837 at June 30, 2010, representing a decrease of $18,827 or 34%. Substantially all of the decrease is accounted for by the amortization of deferred finance charges and use of the limited cash resources.

Current assets decreased by $18,437 in the three month period ended September 30, 2010 to stand at $22,277 with the principal change being represented by the amortization of deferred finance charges and use of cash resources.

Bank indebtedness decreased by $5,785 in the three month period ended September 30, 2010 and reflects a payment of principal of $9,527 and foreign exchange rate changes. As at September 30, 2010 bank indebtedness stands at $122,704.  Consorteum has defaulted under its indebtedness to its lender and the bank loan is in default.  The bank has begun an action for repayment of the loans againstConsorteum and certain individual guarantors. (Refer to note 8 to the Condensed Consolidated Financial Statements). The Bank has also issued notice of its intention to foreclose of its security. Consorteum is working with the bank to resolve the repayment issue.

Trade payables and accrued liabilities have increased $56,447 in the three month period ended September 30, 2010 and total $712,885. The increase can be attributed to the amounts due to officers, employees and professionals for work associated with the annual and quarterly filings of financial materials. As at June 30, 2010 trade payables and accrued expenses stand at $656,438.

The Company faced a continuing need for working capital in the three month period ended September 30, 2010 and was unable to secure additional loans payable in the period, compared to new loans and capitalized interest of $224,395 for the three months ended September 30, 2009. The increase in the balance sheet obligation in the three month period was associated with capitalized interest of $36,050 for the three month period ended September 30, 2010. Loan repayments in the period were limited to $9,141 despite significant pressure from the lenders for a reduction in the obligations. Loan repayments were $37,360 for the three months period ended September 30, 2009. Total loans outstanding are $985,071 as at September 30, 2010 compared to $985,041 as at June 30, 2010.

In the three month period ended September 30, 2010 stockholders advanced the company an additional $41,238 in advances to be used for working capital compared to $16,245 for the same period in the prior year. There were no repayments of stockholder advances in the three months ended September 30, 2010 compared to $142,705 in the same period in the prior year. As at September 30, 2010 a total of $301,648 is due to stockholders compared to $253,543 as at June 30, 2010.

Capital stock and Additional Paid in Capital increased in the three month period by $24,000 each, representing the issue of 24,000,000 common shares of the Company in settlement of a loan payable in the same amount. These shares were issued in September 2010 and were the only transaction on capital stock in the three month period ended September 30, 2010. In the prior year, the Company received $140,100 in proceeds from the issuance of capital stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures.

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

Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting for its first fiscal year ending on or after December 15, 2008. The Company has prepared management's report as required. The Company was not required to file the auditor's attestation report on internal control over financial reporting until it filed an annual report for its first fiscal year ending on or after June 30, 2009; however, the requirement for the attestation report was eliminated for smaller reporting companies under the Dodd-Frank Act of 2010.

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

Item 4A.  Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

In addition, we do not have an independent person serving on the Audit Committee, however, our Chairman is a qualified financial expert.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required as a result of the enactment of the Dodd-Frank Act of 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  On October 18, 2010 the Company issued 500,000 restricted shares of its common stock to Genesis Ventures Group as a  fee for locating a new investor  and for services to be rendered to the Company.

(b)  On October 18, 2010 the Company issued 500,000 restricted shares of its common stock to Lori Ochman to replace an option for the same number of shares previously granted to her on January 12, 2010.

(c) On October 18, 2010 the Company issued 500,000 restricted shares of its common stock to Lori Ochman as an interest payment in lieu of cash for her outstanding loan to the Company.

All of the transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See list below.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consorteum Holdings, Inc.
Registrant

November 22, 2010	/s/ Craig A. Fielding
Date	Craig A. Fielding, CEO

November 22, 2010	/s/ Geoffrey William Smethurst
Date	Geoffrey William Smethurst, CFO

EXHIBIT LIST

Exhibit No.	Document

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.