Form 10-Q
period 2010-12-31
Consorteum Holdings, Inc.
filed 2011-02-22
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER:

CONSORTEUM HOLDINGS, INC.

(Exact Name of Company as Specified in its Charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 Adelaide Street East-Suite 910, Toronto, Ontario Canada M5C 2T6

(Address of Principal Executive Offices)

(877) 414-2774

(Company's Telephone Number)

Suite 550, 141 Adelaide Street West, Toronto, Ontario, M5H 3L5 Canada

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

As of February 18, 2011, the Company had 258,072,048 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2010, and 2009

CONTENTS

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Loss	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 18

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets
December 31, 2010 and June 30, 2010
(Expressed in U.S. Dollars)

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash (Note 8)	$175,450	$9,110
Other receivables, net (Note 5)	13,699	11,061
Deferred finance charges	33,601	20,543
Total Current Assets	222,750	40,714
Equipment, Net (Note 6)	4,420	5,201
Intangible Asset (Note 7)	9,922	9,922
Total Assets	$237,092	$55,837

LIABILITIES
Current Liabilities
Bank indebtedness (Note 8)	$129,209	$128,489
Accounts payable	218,817	211,677
Accrued liabilities (Note 12)	237,075	444,761
Loans payable (Note 9)	1,090,840	985,041
Due to stockholders (Note 11)	127,363	253,543
Total Current Liabilities	1,803,304	2,023,511

Convertible Promissory Note (Note 10)	385,226	-
Total Liabilities	2,188,530	2,023,511

Commitments and Contingencies (Note 16)

STOCKHOLDERS' DEFICIT
Capital Stock (Note 13)
Preferred stock, par value $0.001 per share; 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 258,072,048 shares (June 30, 2010 – 93,953,715 shares) issued and outstanding.	258,072	125,954

Treasury Stock	3,800	15,286
Additional Paid In Capital	3,045,602	2,705,908
Collateralized Shares Issued	(137,500)	(137,500)
Accumulated Other Comprehensive Loss	(143,841)	(54,694)
Deficit Accumulated during the Development Stage	(4,977,571)	(4,622,628)
Total Stockholders' Deficit	(1,951,438)	(1,967,674)
Total Liabilities and Stockholders’ Deficit	$237,092	$55,837

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended December 31, 2010, and 2009, and Cumulative
from Inception (November 7, 2005) Through December 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Cumulative from Inception (November 7, 2005) through December 31, 2010
Revenues	$-	$-	$-	$-	$248,290
Operating Expenses
Management and consulting fees	14,793	242,871	29,229	497,667	2,656,765
General and administration expenses	92,425	216,353	129,959	332,793	1,658,887
Bad debt expense	-	-	-	-	99,738
Selling expenses	66,740	-	84,114	-	182,124
Depreciation expense	408	559	806	1,097	14,153
Forgiveness of debt	(11,604)	-	(11,604)	-	(306,578)
Total Operating Expenses	162,762	459,783	232,504	831,557	4,305,089
Loss from Operations	(162,762)	(459,783)	(232,504)	(831,557)	(4,056,799)
Other Expenses
Equity in net loss of an affiliated company	-	(26,170)	-	(48,934)	(282,474)
Write off of investment in an affiliated company	-	-	-	-	(78,783)
Interest and financing costs	(72,693)	(154,091)	(122,439)	(188,171)	(559,515)
Total Other Expenses	(72,693)	(180,261)	(122,439)	(237,105)	(920,772)
Net Loss	(235,455)	(640,044)	(354,943)	(1,068,662)	(4,977,571)
Foreign currency translation adjustment	(43,011)	5,926	(89,147)	(231,408)	(143,841)
Comprehensive Loss	$(278,466)	$(634,118)	$(444,090)	$(1,300,070)	$(5,121,412)
Loss Per Share
Basic and Diluted	$(0.002)	$(0.01)	$(0.003)	$(0.02)
Weighted average number shares outstanding, basic and diluted	144,292,663	55,294,234	120,949,276	55,294,234

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2010, and 2009, and Cumulative from
Inception (November 7, 2005) Through December 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	For Six Months Period Ended December 31, 2010	For Six Months Period Ended December 31, 2009	Cumulative from Inception (November 7, 2005) through December 31, 2010
Cash Flows from Operating Activities
Net loss	$(354,943)	$(1,068,662)	$(4,977,571)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in net loss of an affiliated company	-	48,934	282,474
Writeoff of investment in an affiliated company	-	-	78,213
Depreciation	806	1,097	14,153
Stock issued on reverse merger	-	-	35,579
Stock issued on services rendered	21,000	58,896	79,896
Forgiveness of debt	(11,604)	-	(306,578)
Stock option expense	-	158,436	158,436
Amortization of deferred debt issuance cost	21,866	-	49,623
Amortization of deferred investor relations costs	-	-	52,804
Changes in non-cash working capital, net of effects
from reverse merger transaction:
Other receivables	(2,002)	(2,283)	(5,091)
Prepaid expenses	-	1,422	3
Accounts payable	(2,539)	81,079	354,680
Accrued liabilities	(37,865)	189,771	2,484,882
Net Cash Used in Operating Activities	(365,281)	(531,310)	(1,698,497)
Cash Flows from Investing Activities
Acquisition of equipment	-	-	(19,249)
Acquisition of investment in affiliated companies	-	-	(277,102)
Net Cash Used in Investing Activities	-	-	(296,351)
Cash Flows from Financing Activities
Proceeds from promissory note	385,226	-	385,226
Proceeds from loans	194,460	524,821	1,722,058
Repayment of loans	(58,961)	(45,196)	(242,063)
Proceeds from bank indebtedness	3,536	36,156	151,773
Repayment of bank indebtedness	(9,527)	(7,932)	(24,227)
Proceeds from issuance of capital stock	-	130,809	131,074
Deferred finance charges	(12,432)	-	(12,432)
Proceeds from stockholders’ advances	61,016	35,097	1.614,276
Repayments of stockholders’ advances	(31,177)	(142,809)	(1,486,429)
Net Cash Provided by Financing Activities	532,141	531,125	2,239,256
Effect of Exchange Rate Change on Cash	(520)	-	(68,958)
Net Increase (Decrease) in Cash	166,340	(185)	175,450
Cash - Beginning of Period	9,110	185	-
Cash - End of Period	$175,450	$-	$175,450

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Going Concern Assumption

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.  The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern.  As of December 31, 2010, the Company had negative working capital of $1,580,554 (June 30, 2010 - $1,982,797) and a deficit accumulated during the development stage of $4,977,571 (June 30, 2010 - $4,622,628).

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

As described in note 8, Consorteum is indebted to the Royal Bank of Canada (“RBC”) who holds a general security agreement over the assets of Consorteum, and on May 27, 2010 Consorteum received demand for repayment of the balance due under the demand term loan and the credit facilities. On the same date, Consorteum received a notice of intention to enforce RBC’s security on the property which can be exercised at any time.  Notwithstanding on-going negotiations and court actions, Consorteum has been unable to come to terms with RBC and has not settled the liability.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“US GAAP”) for complete financial statements.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for fair presentation of the Company’ consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2010.

BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., and My Golf Rewards Canada, Inc.  All material intercompany balances and transactions are eliminated on consolidation.

3.	Recent Accounting Pronouncements

In September 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-25, “Plan Accounting – Defined Contribution Pension Plans: Reporting Loans to Participants by Defined Contribution Pension Plans” (“ASU 2010-25”). This standard amends ASC Topic 962, “Defined Contribution Pension Plans” to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. ASU 2010-25 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this standard should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company does not expect the adoption of ASU 2010-25 to have a material impact on its consolidated financial statements.

3.	Recent Accounting Pronouncements (cont’d)

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”(“ASU 2010-28”). This standard amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Others” to require an entity, with a reporting unit with zero or negative carrying amounts, to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15. Early adoption is not permitted for public entities but is permitted for non-public entities. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial statements.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash, bank indebtedness (Level 1), other receivables, due to stockholders, accounts payable, accrued liabilities, loans payable and convertible promissory note (Level 2) are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments, or the market rate of interest in the case of convertible promissory note.

5.	Other Receivables, Net

	December 31,	June 30,
	2010	2010
Other receivables	$13,699	$11,061

Other receivables include the estimated amount of recoverable sales taxes.

6.	Equipment, Net

Equipment comprises the following:

		December 31,		June 30,
		2010		2010
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Computer equipment	$18,887	$(14,467)	$18,887	$(13,686)

Equipment, net		$4,420		$5,201

Depreciation expense charged to operations amounted to $408 and $806 respectively for the three and six month period ended December 31, 2010 (three and six month period ended December 31, 2009 - $559 and $1,097 respectively).

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

Purchase price allocation as follows:

Purchase Price			$46,717

Cash		9,814
Accounts Receivable		150,872
Total Assets		160,686

Accounts Payable	40,199
Loan Payable	83,692

Total Liabilities		123,891

Net Assets			36,795

Purchase Price Discrepancy			$9,922

The intangible asset has not been amortized during the current fiscal year as the program was not active.  It is anticipated that amortization of the intangible asset will commence in May 2011 when the initial program will be launched, and will be amortized over a five year period.

8.	Bank Indebtedness

Bank indebtedness of $129,209 is comprised of a RBC demand term loan, an operating credit facility and accrued interest (June 30, 2010 - $128,489). This indebtedness is repayable in Canadian dollars, will include interest and costs to be determined by the court, which total liability has been estimated by management at $129,910 CDN. Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum.  The loan was scheduled to mature in June 2013. The loan is secured by a general security agreement signed by Consorteum constituting a first ranking security interest in all personal properties of Consorteum and personal guarantees from certain stockholders.

As at December 31, 2010, the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. Consorteum has been unable to meet repayment terms and accordingly RBC has commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both officers acting as stockholders.

On May 27, 2010, Consorteum received notice of intention to enforce security by RBC, as secured creditor, on all the property of Consorteum. Consorteum has engaged legal counsel to act on this matter and is working towards a settlement of the bank indebtedness.

In the six month period ended December 31, 2010, the parties were in court and a judgment was issued in January 2011, which judgment ordered an initial payment of $70,000 by the Company towards the indebtedness and a further court date in April 2011 to determine how the balance of the indebtedness will be repaid. At that time, the Company made a counter offer to RBC under which management proposed an initial payment of $50,000 in January 2011, followed by $20,000 per month until the loan would be repaid. RBC declined the Company’s offer and is appealing the judgment, with a court date set for March 2011 for the matter to be heard before the court. No payments have been made against the liability as of this date pending resolution of the appeal.

The Company has placed $75,000 with legal counsel to meet the obligations under the court order, which amount is included in the balance sheet figure of $175,450 as at December 31, 2010.

9.	Loans Payable

	December	June
	31, 2010	30, 2010
Loan 1. Investment loan, secured by shares of an individual shareholder, bearing interest at 18% per annum, principal due February 2010. In default, due on demand.	$345,028	$299,349
Loan 2. Investment loan (net of discount of $22,510), secured by 1,500,000 shares of an individual stockholder, bearing no interest, principal plus bonus due March 2010. In default, due on demand.	188,409	177,490
Loan 3. Investment loan (net of discount of $15,775), unsecured, bearing no interest, due June 2009. In default, due on demand.	133,553	123,789
Loan 4. Investment loan, unsecured, bearing interest at 18% per annum, due January 2009. In default, due on demand.	57,727	50,084
Loan 5. Investment loan, unsecured, bearing interest at 15% on late payments, with eleven monthly repayments commencing January 2010. No payments have been made since April 2010. In default, due on demand.	60,937	56,578
Loan 6. Investment loan, unsecured, bearing interest at 10% per annum, due on demand.	93,392	84,246
Loan 7. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	40,028	34,728
Loan 8. Investment loan, unsecured, bearing interest at 18% per annum, due on demand.	34,848	30,302
Loan 9. Investment loan, unsecured, bearing interest at 18% per annum, due October 2009. In default, due on demand.	33,406	30,234
Loan 10. Investment loan, unsecured, bearing interest at 18% per annum, no fixed terms of repayment.	14,970	29,929
Loan 11. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	12,950	20,312
Loan 12. Investment loan, unsecured, non-interest bearing, with no fixed terms of repayment.	-	48,000
Loan 13. Investment loan, unsecured, bearing interest at 12% per annum, due December 2011.	75,592	-

	$1,090,840	$985,041

9.	Loans Payable (cont’d)

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

On February 3, 2010 the Company had negotiated the assignment of its obligations to affiliates and directors to an unrelated third party, which provided up to $404,746 in the form of a promissory note bearing interest at 15% per annum. The promissory note contained a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount. As at December 31, 2010, a total of $124,000 of this facility has been converted into 17,500,000 shares of common stock.

The Company received a $48,000 loan in June 2010 and later that month agreed to repayment of the loan through the issuance of 24,000,000 shares of common stock at a conversion price of $0.002 per share. These shares were issued September 16, 2010 and accordingly the loan has been extinguished with an equal increase in capital stock.

In December 2010, the Company negotiated a short-term loan of $120,000, bearing interest at 12% per annum, unsecured and repayable within twelve months. As at December 31, 2010, the Company had received $75,000 of this facility.  These funds had been advanced to the legal counsel for the Company handling the RBC indebtedness, as described in note 8.

10.	Convertible Promissory Note

In November 2010, the Company secured $380,000 by way of a promissory note which bears interest at 12% per annum, payable quarterly. The promissory note is secured by a second charge on the assets subject to the general security agreement constituting a first ranking security interest in all personal property of the Company as described in note 8 to the consolidated financial statements.

The loan is repayable in two years and is convertible into common shares of the Company at any time within the two years at a conversion price of $0.03 per share without restrictions.

11.	Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

In the three and six month periods ended December 31, 2010, the stockholders advanced a further $19,778 and $61,016 to provide working capital, while withdrawing $31,177 in both the three and six month periods then ended. The stockholders also utilized $168,126 of the advances to subscribe for additional capital stock in the Company as described in note 13.

12.	Related Party Transactions and Balances

The following were charged to the Company by certain stockholders for services provided:

			Six month	Six month
			period ended	period ended
			December 31,	December 31,
			2010	2009

a	)	Management and consulting fees	$29,229	$167,076

b	)	General and administrative	$-	$29,517

In the three and six months ended December 31, 2010 these charges relate to services provided by the president, chief financial officer and Chairman of the Board of Directors and were provided through companies owned or controlled by those individuals.  In the three and six months ended December 31, 2009 these charges relate to services provided by the President, Chief Executive Officer and Chairman of the Board of Directors, and were provided through companies owned or controlled by those individuals.

Included in accrued liabilities as at June 30, 2010 was an amount of $160,341 owed to certain stockholders for management fees, consulting fees and other expenses, related to contracts for services. In December 2010, the Company issued 50,000,000 common shares at an issue price of $0.003 per share in settlement of $150,000 of this liability. The balance of the liability has been paid in the three months ended December 31, 2010, and accordingly, there are no such liabilities owing as at December 31, 2010.

12.	Related Party Transactions and Balances (Cont’d)

In the six months ended December 31, 2010, the Company paid an officer $12,432 as a finder’s fee for securing the promissory note of $380,000 and short-term loan of $120,000. As at December 31, 2010, the Company had received $75,000 of this short-term loan facility.  The fee was determined at approximately 2.5% of the principal raised and the fee is being amortized over the period of the loans.

13.	Capital Stock

On September 13, 2010, the Company received approval to increase its authorized share capital from 100 million to 500 million common shares.

On September 16, 2010 the Company issued the previously agreed upon 24,000,000 common shares in settlement of loans payable of $48,000.

On October 7, 2010 three officers of the Company returned 3,800,000 common shares to treasury. These shares were originally issued in September 2009 as compensation for services rendered. These individuals have declined to accept the shares and therefore the shares were retired and retuned to treasury.

On December 2, 2010 the Company issued 1,000,000 restricted shares of common stock in relation to services provided for a value of $3,000.

On December 2, 2010 the Company issued 56,000,000 restricted shares of common stock in relation to the settlement of liabilities of $168,000.

On December 2, 2010 the Company issued 7,500,000 restricted shares of common stock in relation to services provided for securing new financing for the Company for a value of $22,500.

On December 2, 2010, the Company settled an outstanding interest obligation through the issuance of 500,000 restricted shares of common stock of the Company for a value of $1,500.

On December 9, 2010, the Company issued 4,500,000 restricted shares of common stock to a company pursuant to a six-month public and investor relation service contract for a value of $13,500.

On December 9, 2010, the Company issued 1,500,000 restricted shares of common stock for finance charges, in relation to the issuance of a short term loan that has been repaid, for a value of $4,500.

13.	Capital Stock (cont’d)

On December 21, 2010 the Company re-issued 17,835,000 shares of the common stock of the Company, originally returned to the Company in March 2010, to the shareholders.

On December 21, 2010, the Company issued 5,000,000 restricted shares of common stock in relation to the settlement of liabilities of $12,000.

On December 21, 2010, the Company settled outstanding debt to stockholders of $168,126 through the issuance of 42,083,333 restricted shares of common stock of the Company.

On December 21, 2010 the Company issued 8,000,000 restricted shares of common stock in settlement of loans payable of $19,200.

Warrants

As at December 31, 2010 and June 30, 2010, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 1 year, expiring December 31, 2011

Options

As at December 31, 2010, 2,500,000 options were outstanding, having an exercise price of $0.15 per share of common stock with a remaining contractual life of 1.98 years. These options were valued at $158,436 using the Black-Scholes model, using key assumptions of volatility of 62%, risk-free interest rate of 1.56%, a term life equivalent to the life of the options and reinvestment of all dividends in the Company of zero percent.

The Company had a commitment to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an  individual as a finder's fee which commitments were made on January 12, 2010. By Board resolution dated October 18, 2010, these stock options granted have been replaced by the issue of common shares in an equivalent number at the then current market price of $0.003 per share.  The shares were issued in December 2010, as described in note 13.

14.	Income Taxes

No provision for Federal, state or provincial income taxes was required for the three and six month period ended December 31, 2010, due to the significant operating losses.

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

15.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
	Six month	Six month	Inception
	period ended	period ended	(November 7, 2005)
	December 31,	December 31,	Through
	2010	2009	December 31,

Issuance of shares for services rendered	$21,000	$58,896	$79,896

Issuance of shares to extinguish debt	$68,700	$1,500	$500,097

Issuance of shares to extinguish stockholders debt	$168,126	$-	$168,126

Issuance of shares to settle liabilities	$180,000	$870,000	$1,174,000

Acquisition of investment in an affiliated company through incurrence of liability	$-	$-	$139,946

Issuance of shares to settle finder’s fee that are in deferred finance charges	$22,500	$48,300	$70,800

Issuance of shares to settle Investor Relations fees that are in prepaid expenses	$-	$52,804	$52,804

Assumption of liabilities and loan on reverse merger transaction	$-	$-	$105,029

During the six month period ended December 31, 2010 and 2009, the Company had cash flows arising from interest and income taxes paid as follows:

	2010	2009
Income tax	$-	$-

Interest	$-	$-

16.	Commitments and Contingencies

Consorteum is in default under its bank facilities with the RBC and demands have been made for full repayment. Consorteum provided a general security agreement in favour of RBC in November 2006. Legal proceedings have been commenced by RBC to recover the full balances and on May 27, 2010 a notice of intention to enforce security was received by Consorteum. Negotiations with RBC are on-going but no resolution has been reached, as described in note 8.

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

17.	Comparative Information

Certain figures for the period ended December 31, 2009 have been reclassified to conform with the current period’s financial statement presentation.

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

These forward-looking statements and the matters  to  which  they  refer are subject to considerable uncertainty that may cause  actual  results  to  be materially different from those described herein. There  are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;  (iii)  our  loss  of  a  key employee or employees; (iv) regulatory changes,  including  further changes  in  the area of credit card regulation or implementation of new regulations in furtherance of the new legislation that  may have an adverse  affect on the demand for our products or services; (v) increases in our operating  expenses  resulting  from  increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues  or  capital  to  fund  operations;  (vii) a failure to collect upon or otherwise  secure  the  benefits  of existing contractual commitments with third parties,  including our customers; and (viii) other factors and risks identified in our SEC filings. This list provides  examples  of  factors  that  could  affect  the  results  described by forward-looking  statements  contained  in this report; however, this list is not  exhaustive  and  many  other  factors  could  impact our business and it is impossible  to  predict with any accuracy which factors could result in negative impacts.

These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

The Company provides pioneering technology solutions and management expertise to companies and organizations looking to develop streamline or augment their methods of processing payment transactions. It operates as a technology and service aggregator to meet the diverse needs of its client base by leveraging its wide-ranging partner technologies to develop end-to-end, turn-key card and payment transaction processing solutions.

In November 2010, the Company completed a financing with a private investor by securing a facility of up to $500,000 in the form of (i) a two year promissory note in the amount of $380,000 convertible into common shares of the Company at a conversion price of $0.03 per share and (ii) up to $120,000 in the form of a one year short term loan. These funds will be used to meet working capital needs of the Company including the initial launch costs of the MasterCard program, and the management of existing liabilities.

In December 2010, the Company issued 143,918,333 shares in the capital stock of the Company, of which 126,083,333 shares were restricted shares,  in settlement of current and past services and in settlement of debt obligations of the Company. The issues were part of the current strategy of reducing, wherever possible, the level of liabilities of the Company and managing the current cost structure so as to position the Company for the launch of the MasterCard program. As of December 31, 2010 the Company has 258,072,048 issued and outstanding shares.

In December 2010, the Company signed a five (5) year Prepaid Card Distribution Agreement with Peoples Trust Company to provide a “Consorteum custom branded” MasterCard prepaid payroll card program to the First Nations communities throughout Canada. This agreement enables the Company to market and distribute its own co-branded MasterCard card such that the cards can be directly loaded by each First Nations community administration with payroll and benefits through direct payroll loads. The cards will be issued by Peoples Trust Company as a licensed issuer of MasterCard prepaid cards in Canada.

In December 2010, the Company appeared in Ontario Superior Court, Toronto, Canada in connection with an action begun by Royal Bank of Canada (“RBC”) to collect the principal and interest due under a loan in the principal amount of $125,000 (the “Loan”) from RBC to the Company. In January 2011 the Court entered a judgment in favor of RBC under which the Company was to make an initial payment of $75,000 towards the indebtedness, and directed that the parties appear in April 2011 to determine how the balance of the Loan would be paid. The Company made a counter offer to RBC which offer was declined, and RBC appealed the judgment and a court date has been set for March 2011 for the matter to be heard. No payments have been made by the Company pending the March 2011 court date; however, the Company has set aside in escrow with its counsel the funds needed for the initial $75,000 payment.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended December 31, 2010, the Company’s working capital position improved by $402,243 compared to an improvement of $62,233 for the same period in the prior year. The working capital deficiency as at December 31, 2010 amounts to $1,580,554 compared to $1,982,797 as at June 30, 2010, the Company’s last fiscal year end. The improvement in the working capital position is primarily the result of additional long-term loans secured in the period, the issuance of shares of its common stock in settlement of liabilities and further cash advances by the stockholders.

During the three and six months ended December 31, 2010 the Company continued to look for additional working capital to finance its activities and management was successful in securing both long-term and short-term facilities totaling $500,000 of which $455,000 was received by December 31, 2010. The size of the working capital deficit and absence of operating revenues continue to negatively affect these efforts. The termination of management contracts as at June 30, 2010 has slowed the growth of accrued expenses and is seen as a positive measure to control operating costs.

As of December 31, 2010,  Consorteum had $222,750 in total current assets, compared to total current assets of $40,714 as of June 30, 2010. The current assets as at December 31, 2010 include cash of $175,450, other receivables of $13,699 and deferred finance charges of $33,601. The current assets as at June 30, 2010 include cash of $9,110, accounts receivable at $11,061 and deferred compensation costs of $20,543.

Current liabilities decreased in the six months ended December 31, 2010 by $220,207 principally as a result of reducing accrued expenses by $207,686 and advances from stockholders by $126,180, both through the issuance of shares of the Company’s common  stock in settlement of such liabilities. These decreases were offset by increases in loans payable of $105,799, and small changes in accounts payable and bank indebtedness. Total current liabilities total $1,803,304 as at December 31, 2010 compared to $2,023,511 as at June 30, 2010.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

The Company will continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure by Consorteum to move forward and management anticipates that delays will continue if funds are not available.

RESULTS OF OPERATIONS

Consorteum had no revenues in the three or six month periods ended December 31, 2010 or December 31, 2009.

Management and consulting fees totaled $14,793 and $29,229 for the three and six months ended December 31, 2010 respectively compared to $242,871 and $497,667 for same period in the prior year, a decrease of $468,438 or 94% for the six months ended December 31, 2010.  The decrease can be explained by the termination of management contracts as at June 30, 2010 and in the three and six months ended December 31, 2010 management and consultants were paid only for specific work completed. There are no existing management contracts for services.

General and administrative costs totaled $92,425 and $129,959 for the three and six month period ended December 31, 2010 respectively compared to $216,353 and $332,793 for the three and six months ended December 31, 2009, a decrease of $202,834 or 61% for the six months ended December 31.  The decrease can be attributed to efforts to control costs and fees while the Company attempts to raise new financing and implement a number of pilot projects. The number of personnel in the Company has been reduced and accordingly costs have been curtailed.

Selling expenses for the three and six months ended December 31, 2010 were $66,740 and $84,114 compared to nil for the same periods in the prior year. In the three and six months ended December 31, 2010, the pilot project with the First Nations commenced and these costs are directly associated with the initial stage of the pilot project, and the Company incurred the initial cost associated with the launch of the Feather program.

Interest and financing costs amounted to $72,693 and $122,439 for the three and six month period ended December 31, 2010 compared to $154,091 and $188,171 for three and six month periods ended December 31, 2009.  The change year over year can be attributed to a large bonus payable in 2009 of $100,000 which inflated the interest costs in that year. Excluding that one item, the increase of $34,268 or 38% (calculated as the difference between $122,439 and $88,171 for the prior year) in the six months ended December 31, 2010 reflects the increased level of borrowing within the Company and reflects the additional cost of borrowing associated on a specific loan, triggered by a default situation.

In the three and six months ended December 31, 2010 the company recorded forgiveness of debt of $11,604 arising on the settlement of trade payables compared to nil for the same periods in the prior year.

For the three and six month period ended December 31, 2010 Consorteum had a net loss of $235,455 and $354,943 respectively compared to a net loss of $640,044 and $1,068,662 for the three and six month period ended December 31, 2009. Loss per share for the three and six month period ended December 31, 2010 was $0.002 and $0.003 compared to $0.01 and $0.02 for the same periods in the prior year.  The decrease in the size of the operating loss of $713,719 or 67% was due principally to the termination of the management contracts for services and efforts by management to contain costs as they look for new financing and to implement new pilot projects.

GOING CONCERN

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern basis. The Company has incurred losses since inception, and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure continuation of the Company’s operations and pilot programs. In order for the Company to meet its liabilities as they come due and to continue operations, the Company remains solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet. The interim unaudited condensed consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company continues to experience negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for the projects but anticipates that the current market conditions may impact the ability to source such funds.

As described in note 8 to the condensed financial statements, in 2010 the Company defaulted on a loan from the Royal Bank of Canada (“RBC”) in the amount of $125,000 (the “RBC Loan”). RBC also holds a general security agreement over the assets of the Company. On May 27, 2010 the Company received demand payment for the balance due under the RBC Loan. On the same date, the Company received a notice of RBC’s intention to enforce its security on the Company’s collateral which can be exercised at any time.  Notwithstanding on-going negotiations, the Company was unable to come to terms with RBC, and RBC began an action in Ontario Superior Court, Toronto, Canada to enforce the Loan. In December 2010 the Company and RBC appeared in Court, and in January 2011 the Court entered a  judgment, directing the Company to make an initial payment of $75,000 to RBC,and ordering a further hearing in April 2011 to determine how the balance of the RBC Loan would be paid. At that time, the Company made a counter offer to RBC under which management proposed an initial payment of $50,000 followed by $20,000 per month until the RBC Loan was repaid. RBC declined the Company offer and is appealing the judgment, with a court date set for March 2011 for the matter to be heard before the court. No payments have been made against this liability pending resolution of the appeal; however, the Company has deposited in its counsel’s escrow account the $75,000 initial payment so that these funds are available as soon as needed.

BALANCE SHEET

Total assets as at December 31, 2010 were $237,092 compared with $55,837 at June 30, 2010, representing an increase of $181,255 or 324%. Substantially all of the change is accounted for by the increase in cash resources as a result of securing new loans under the two year promissory note and one year short –term credit  facility.

Current assets increased by $182,036 in the six month period ended December 31, 2010 to stand at $222,750 with the principal change being represented by the increase in cash resources.

Bank indebtedness increased by $720 in the six month period to December 31, 2010 and reflects a payment of principal of $9,527, interest charges and foreign exchange rate changes. As at December 31, 2010 the outstanding RBC Loan amount is $129,209.  However the loan is repayable in Canadian dollars and will include interest and costs to be determined. The Company has defaulted under the RBC Loan and the bank loan is in default.  RBC has begun an action for repayment of the RBC Loans against the Company and certain individual guarantors. (Refer to note 8 to the interim condensed consolidated financial statements). In December 2010 the Company and RBC appeared in Court, and in January 2011 the Court entered a  judgment, directing the Company to make an initial payment of $75,000 to RBC,and ordering a further hearing in April 2011 to determine how the balance of the RBC Loan would be paid. At that time, the Company made a counter offer to RBC under which management proposed an initial payment of $50,000 followed by $20,000 per month until the RBC Loan was repaid. RBC declined the Company offer and is appealing the judgment, with a court date set for March 2011 for the matter to be heard before the court. No payments have been made against this liability pending resolution of the appeal; however, the Company has deposited in its counsel’s escrow account the $75,000 initial payment so that these funds are available as soon as needed.

Trade payables and accrued liabilities have decreased $200,546 in the six month period ended December 31, 2010 and total $455,892. The bulk of the decrease can be attributed to the settlement of liabilities through the issue of shares of capital stock in the three months ended December 31, 2010 offset by liabilities due to officers, employees and professionals for work associated with the annual and quarterly filings of financial materials. As at June 30, 2010 trade payables and accrued expenses stand at $656,438.

The Company faced a continuing need for working capital in the six month period ended December 31, 2010 and was able to secure additional loans payable and capitalized interest of $579,686 in the period, compared to new loans and capitalized interest of $524,821 for the six months ended December 31, 2009. The new loans were from a private investor who lent the Company a facility of up to $500,000 in the form of (i) a two year promissory note in the amount of $380,000 convertible into common shares of the Company at a conversion price of $0.03 per share, and (ii) up to $120,000 in the form of a one year short term loan. Loan repayments in the six month period to December 31, 2010 were limited to $58,961 despite significant pressure from the lenders for a reduction in the obligations ($45,196 for the six months ended December 31, 2009). Total current loans outstanding are $1,090,840 as at December 31, 2010 compared to $985,041 as at June 30, 2010.

As at December 31, 2010, the Company has a balance of $380,000 outstanding in the form of a promissory note (2009 $nil). The promissory note is convertible into common shares of the company at a conversion price of $0.03 at any time.
In the six month period ended December 31, 2010 stockholders advanced the company an additional $61,016 in advances to be used for working capital compared to $15,615 for the same period in the prior year. There was $31,177of repayments of stockholder advances in the six months ended December 31, 2010 compared to $142,809 in the same period in the prior year. As at December 31, 2010 a total of $127,363 is due to stockholders compared to $253,543 as at June 30, 2010.

During the six months ended December 31, 2010 the Company had the following capital stock transactions:

On September 13, 2010, the Company filed an amendment to its articles of incorporation  to increase its authorized shares of common stock from 100 million to 500 million common shares.

On September 16, 2010 the Company issued the previously agreed upon 24,000,000 common shares in settlement of loans payable of $48,000.

On October 7, 2010 three officers of the Company returned 3,800,000 common shares to treasury. These shares were originally issued in September 2009 as compensation for services rendered. These individuals have declined to accept the shares and therefore the shares were retired and returned to treasury.

On December 2, 2010 the Company issued 1,000,000 restricted shares of common stock to Ms. Lori Lochman for the forgiveness of accrued interest on an outstanding loan for a value of $3,000.

On December 2, 2010 the Company issued 56,000,000 restricted shares of common stock (Craig A. Fielding - 30,000,000; James D. Betty - 20,000,000; Paul Martin - 6,000,000) in relation to the settlement of liabilities of $168,000.

On December 2, 2010 the Company issued 7,500,000 restricted shares of common stock to T. Brown Family Investment Trust as part of the $500,000 financing transaction between the Trust and the Company, for a value of $22,500.

On December 2, 2010, the Company settled an outstanding interest obligation through the issuance of 500,000 restricted shares of its common stock to Ms. Lori Lochman, for a value of $1,500.

On December 9, 2010, the Company issued 4,500,000 restricted shares of common stock to Quality Stocks, LLC pursuant to a six-month public and investor relation service contract for a value of $13,500.

On December 9, 2010, the Company issued 1,500,000 restricted shares of common stock for finance charges to Calm Seas Capital, LLC, in relation to the issuance of a short term loan that has been repaid, for a value of $4,500.

On December 21, 2010 the Company re-issued 17,835,000 shares of the common stock of the Company to certain shareholders (Quentin Rickerby - 11,835,000; Peter Rickerby - 3,500,000; Frank Fielding - 2,500,000) who voluntarily returned the identical number of shares to the Company in March 2010.

On December 21, 2010, the Company issued 5,000,000 restricted shares of common stock to William Bateman, Esq. for professional services of $12,000.

On December 21, 2010 the Company issued 8,000,000 restricted shares of common stock to Frank Fielding in settlement of loans payable of $19,200.

On December 21, 2010, the Company issued 33,333,333 shares of its common stock to Mr. Craig A. Fielding in return for cancellation of $100,000 of accrued salary.

On December 21, 2010, the Company issued 8,750,000 shares of its common stock to Mr. Craig A. Fielding  to replace the identical numbers of his shares that were foreclosed upon by a creditor of the Company in satisfaction of an outstanding loan from the creditor to the Company.

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

Item 4A.  Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In 2010 the Company defaulted on a loan from the Royal Bank of Canada (“RBC”) in the amount of $125,000 (the “RBC Loan”). RBC also holds a general security agreement over the assets of the Company. On May 27, 2010 the Company received demand payment for the balance due under the RBC Loan. On the same date, the Company received a notice of RBC’s intention to enforce its security on the Company’s collateral which can be exercised at any time.  Notwithstanding on-going negotiations, the Company was unable to come to terms with RBC, and RBC began an action in ----------------- Court, Toronto, Canada to enforce the Loan. In December 2010 the Company and RBC appeared in Court, and in January 2011 the Court entered a  judgment directing the Company to make an initial payment of $75,000 to RBC, and ordering a further hearing in April 2011 to determine how the balance of the RBC Loan would be paid. At that time, the Company made a counter offer to RBC under which management proposed an initial payment of $50,000 followed by $20,000 per month until the RBC Loan was repaid. RBC declined the Company offer and is appealing the judgment, with a court date set for March 2011 for the matter to be heard before the court. No payments have been made against this liability pending resolution of the appeal; however, the Company has deposited in its counsel’s escrow account the $75,000 initial payment so that these funds are available as soon as needed.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2010 the Company had the following capital stock transactions:

On September 13, 2010, the Company filed an amendment to its articles of incorporation  to increase its authorized shares of common stock from 100 million to 500 million common shares.

On September 16, 2010 the Company issued the previously agreed upon 24,000,000 common shares in settlement of loans payable of $48,000.

On October 7, 2010 three officers of the Company returned 3,800,000 common shares to treasury. These shares were originally issued in September 2009 as compensation for services rendered. These individuals have declined to accept the shares and therefore the shares were retired and returned to treasury.

On December 2, 2010 the Company issued 1,000,000 restricted shares of common stock to Ms. Lori Lochman for the forgiveness of accrued interest on an outstanding loan for a value of $3,000.

On December 2, 2010 the Company issued 56,000,000 restricted shares of common stock (Craig A. Fielding - 30,000,000; James D. Betty - 20,000,000; Paul Martin - 6,000,000) in relation to the settlement of liabilities of $168,000.

On December 2, 2010 the Company issued 7,500,000 restricted shares of common stock to T. Brown Family Investment Trust as part of the $500,000 financing transaction between the Trust and the Company, for a value of $22,500.

On December 2, 2010, the Company settled an outstanding interest obligation through the issuance of 500,000 restricted shares of its common stock to Ms. Lori Lochman, for a value of $1,500.

On December 9, 2010, the Company issued 4,500,000 restricted shares of common stock to Quality Stocks, LLC pursuant to a six-month public and investor relation service contract for a value of $13,500.

On December 9, 2010, the Company issued 1,500,000 restricted shares of common stock for finance charges to Calm Seas Capital, LLC, in relation to the issuance of a short term loan that has been repaid, for a value of $4,500.

On December 21, 2010 the Company re-issued 17,835,000 shares of the common stock of the Company to certain shareholders (Quentin Rickerby - 11,835,000; Peter Rickerby - 3,500,000; Frank Fielding - 2,500,000) who voluntarily returned the identical number of shares to the Company in March 2010.

On December 21, 2010, the Company issued 5,000,000 restricted shares of common stock to William Bateman, Esq. for professional services of $12,000.

On December 21, 2010 the Company issued 8,000,000 restricted shares of common stock to Frank Fielding in settlement of loans payable of $19,200.

On December 21, 2010, the Company issued 33,333,333 shares of its common stock to Mr. Craig A. Fielding in return for cancellation of $100,000 of accrued salary.

On December 21, 2010, the Company issued 8,750,000 shares of its common stock to Mr. Craig A. Fielding  to replace the identical numbers of his shares that were foreclosed upon by a creditor of the Company in satisfaction of an outstanding loan from the creditor to the Company.
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

Consorteum Holdings, Inc.
Registrant

February 22, 2011	/s/ Craig A. Fielding
Date	Craig A. Fielding, CEO
(Principal Executive Officer)

February 22, 2011	/s/ Geoffrey William Smethurst
Date	Geoffrey William Smethurst, CFO
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Document

10.11(a)	Promissory note for $75,000 with due date December 31, 2010 from Consorteum Holdings, Inc. to Timothy John Brown as Trustee for T. Brown Family Investment Trust.

10.11(b)	Secured convertible promissory note for $380,000 dated November 3, 2010 from Consorteum Holdings, Inc. to Timothy J. Brown as Trustee for T. Brown Family Investment Trust.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.