Form 10-K/A
period 2010-06-30
Consorteum Holdings, Inc.
filed 2011-03-24
CIK 1387976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2 to
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

20 Adelaide Street East-Suite 910, Toronto, Ontario, M5C 2T6
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No.2 to Form 10-K (“Amendment No. 2”) amends the Company's Annual Report for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on November 15, 2010 (the “Form 10-K”) as amended by Amendment No. 1 to Form 10-K/A as filed on November 17, 2010 (“Amendment No.1”). This Amendment does not reflect events occurring after the original filing of the Form 10-K and Amendment No. 1, and does not modify or update the disclosures therein in any way except for changes to the specific Items and accounting matters described below. Accordingly, this Amendment No. 2 should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K and Amendment No. 1, including any amendments to those filings.

The Company filed Amendment No. 1 to the Form 10-K because subsequent to the initial filing of the Form 10-K, the Company realized that the financial statements filed as part of the Form 10-K were filed incorrectly and were not the final financial statements.  The Company addressed the items discussed below in a Form 8-K filing made on November 16, 2010 in which the Company advised that the financial statements in the Form 10-K could not be relied on, and as amended by Amendment No. 1 to Form 8-K filing the Company filed on November 17, 2010 in which the Company summarized in detail the nature of the changes in the financial statements between the Form 10-K and Amendment No. 1 to the Form 10-K. In the Form 8-K as amended the Company listed the nature of the changes to its financial statements for the year ended June 30, 2010 and June 30, 2009.

  The Company has filed a second amendment to the Form 10-K in which (i) the Company’s financial statements have been labeled as “restated”, and (ii) include a note in the notes to the restated financial statements which includes the details of the differences from the Company’s financial statements previously filed as part of the Form 10-K.  In addition, the Company has filed a report of its independent registered public accounting firm that includes a reference to the restatement footnote.

Accordingly, the Company’s disclosure in Amendment No. 2 with regard to the following matters in the Form 10-K has been altered:

(i)           Certain statistical information in the Company’s MDA presentation under the headings “Liquidity and Capital Resources”, “Results of Operations”, and “Balance Sheet” have been changed to conform to the final numbers for these items in the restated financial statements.

(ii)              The Company’s financial statements have been marked where required to indicate that they have been restated.

(iii)          Note 19 to the Notes to Financial Statements has been added to describe in detail the cumulative changes between the Company’s financial statements filed in the Form 10-K and the Company’s financial statements filed as part of Amendment No. 1 to the Form 10-K.

(iv)         The report of the independent registered public accounting firm has been modified to include a reference to the restatement footnote.

The Company has also amended its description of its Controls and Procedures in Item 9A to  state that there was a deficiency in this area.

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

LIQUIDITY AND CAPITAL RESOURCES

In the three months and year ended June 30, 2010, the company improved its working capital position by $1,051,702 principally due to the forgiveness of accounts payable and accrued liabilities in the amount of $1,193,165 (refer to Note 13 of Notes to Consolidated Financial Statements). The working capital deficiency as at June 30, 2010 amounts to $1,982,797.

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

In FY 2010, the Company recorded $1,193,165 in debt forgiveness from officers, employees and suppliers as management addressed the working capital deficiency and the significant fixed nature of the Company costs. Of this amount, $294,974 was included in the statement of operations with the balance of $898,191 included in additional paid in capital.  Management expects to continue this process in FY 2011 in an attempt to assist the process of raising additional capital.

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

Trade payables and accrued liabilities have been reduced $1,350,346 in Fiscal  2010 principally due to the forgiveness of amounts due by officers, employees and suppliers. As at June 30, 2010 trade payables and accrued expenses stand at $656,438 and management will be working with suppliers to assess further opportunities to reduce the liabilities in FY 2011. In addition, the Company issued common shares in exchange for settlement of approximately $1,036,000 of services rendered.

The Company faced significant working capital needs in the year ended June 30,2010 and despite difficult circumstances was successful in securing new loans payable in the year of $491,497 while limiting repayments to $139,114. However the cost of the new loans was higher than experienced in the past and the company was unable to make any interest payments in the year, Accordingly all accrued interest has been capitalized in the amount of $222,015. One additional loan was assumed as a result of the acquisition of the interest in My Golf Rewards Inc.

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, and as a result of the filing of financial statements that were not in final form in the Company’s Form 10-K,the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. The Company reached this conclusion because it did not have and does not presently have adequate personnel because it has only two persons performing all accounting-related duties. In the short term, management intends to add additional internal control and review procedures into the preparation and finalization of financial statements prior to the release of such financial statements with immediate effect. Management anticipates that these changes will avoid a recurrence of control deficiencies noted above. In the long-term as funds are available, management intends to add additional personnel to provide the required level of controls.

 In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not  effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, as a result of the filing of financial statements that were not in final form in the Company’s Form 10-K.  The Company reached this conclusion because it did not have and does not presently have adequate personnel because it has only two persons performing all accounting-related duties. In the short term, management intends to add additional internal control and review procedures into the preparation and finalization of financial statements prior to the release of such financial statements with immediate effect. Management anticipates that these changes will avoid a recurrence of control deficiencies noted above. In the long-term as funds are available, management intends to add additional personnel to provide the required level of controls.

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

Dated: March 24, 2011

By: /s/ Craig A. Fielding
Craig A. Fielding, Chief Executive Officer and President
(Principal Executive Officer)

Pursuan  to the requirements of  the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:   November 16, 2010

Name	Position	Date

/s/ Craig A. Fielding Craig A. Fielding	Chief Executive Officer, President and Director (Principal Executive Officer)	March 24, 2011

/s/ Geoffrey William Smethurst Geoffrey William Smethurst	Chief Financial Officer (Principal Financial Officer)	March 24, 2011

/s/ James D. Beatty James D. Beatty	Director and Chairman of the Board	March 24, 2011

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010, and 2009

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Stockholders' Deficit	F-5 - F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-35

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

As discussed in Note 19, the June 30, 2010 financial statements have been restated.

/s/ SF Partnership, LLP
Toronto, Canada	CHARTERED ACCOUNTANTS
November 12, 2010 (except for Note 19 and the effects
thereof, as to which the date is March 22, 2011)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

	2010	2009
ASSETS	(Restated)
	(Note 19)
Current Assets
Cash	$9,110	$185
Other receivables, net (Note 4)	11,061	7,303
Deferred finance charges	20,543	-
Prepaid expense	-	1,285
Total Current Assets	40,714	8,773
Investments in Affiliated Companies (Note 5)	-	86,123
Equipment, Net (Note 6)	5,201	6,774
Intangible Asset (Note 7)	9,922	-
Total Assets	$55,837	$101,670
LIABILITIES

Current Liabilities
Bank indebtedness (Note 8)	$128,489	$87,765
Accounts payable	211,677	276,459
Accrued liabilities (Note 13)	444,761	1,730,325
Loans payable (Note 9)	985,041	917,944
Due to stockholders (Note 10)	253,543	30,779
Total Current Liabilities	2,023,511	3,043,272

Commitments and Contingencies (Note 16)

STOCKHOLDERS' DEFICIT
Capital Stock (Note 12)
Preferred stock, par value $0.001 per share; 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 93,953,715 shares (2009 – 46,859,750 shares) issued and outstanding.	125,954	46,860

Treasury Stock	15,286	-
Additional Paid In Capital	2,705,908	-
Discount on Common Stock	-	(116,224)
Collateralized Shares Issued	(137,500)	-
Accumulated Other Comprehensive (Loss) Income	(54,694)	151,042
Deficit Accumulated during the Development Stage	(4,622,628)	(3,023,280)
Total Stockholders' Deficit	(1,967,674)	(2,941,602)
Total Liabilities and Stockholders’ Deficit	$55,837	$101,670

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2010, and 2009, and Cumulative
from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Year Ended June 30, 2010 (Restated) (Note 19)	Year Ended June 30, 2009	Cumulative from Inception (November 7, 2005)Through June 30, 2010 (Restated) (Note 19)

Revenues	$1,873	$581	$248,290

Operating Expenses
Management and consulting fees	826,031	628,344	2,627,536
General and administration expenses	742,760	413,205	1,528,928
Bad debt expense	-	-	99,738
Selling expenses	-	-	98,010
Depreciation expense	2,239	2,897	13,347
Forgiveness of debt (Note 13)	(294,974)	-	(294,974)

Total Operating Expenses	1,276,056	1,044,446	4,072,585

Loss from Operations	(1,274,183)	(1,043,865)	(3,824,295)

Other Expenses
Equity in net loss of an affiliated company	(49,925)	(17,777)	(282,474)
Write off of investment in an affiliated company	-	-	(78,783)
Interest and financing costs	(275,240)	(96,892)	(437,076)

Total Other Expenses	(325,165)	(114,669)	(798,333)

Net Loss	(1,599,348)	(1,158,534)	(4,622,628)

Foreign currency translation adjustment	(205,736)	232,841	(54,694)

Comprehensive Loss	$(1,805,084)	$(925,693)	$(4,677,322)

Loss Per Share
Basic and Diluted	$(0.02)	$(0.02)

Weighted average number shares outstanding – basic and diluted	70,935,189	68,914,545

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Deficit (Cont’d)
For the Periods from Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Preferred Stock		Common Stock		Discount on Common	Collateralized Shares	Additional Paid-In	Accumulated Other Comprehensive Income	Treasury	(Deficit) Accumulated during the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Issued	Capital	(Loss)	Shares	Stage	Deficit
							(Restated)(Note 19)	(Restated) (Note 19)		(Restated (Note 19)	(Restated) (Note 19)
Balance - June 30, 2008	-	$-	69,859,750	$69,860	$(34,195)	$-	$-	$(81,799)	-	$(1,864,746)	$(1,910,880)
Stock cancellation	-	-	(23,000,000)	(23,000)	23,000	-	-	-	-	-	-
Assumptions of liabilities and loan on reverse merger transaction	-	-	-	-	(105,029)	-	-	-	-	-	(105,029)
Foreign currency translation Adjustment	-	-	-	-	-	-	-	232,841	-	-	232,841
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,158,334)	(1,158,534)

Balance – June 30, 2009 (Restated Note 19)	-	-	46,859,750	46,860	(116,224)	-	-	151,042	-	(3,023,280)	(2,941,602)
Shares issued for market awareness	-	-	3,280,000	3,280	(3,280)	-	-	-	-	-	-
Shares issued for cash	-	-	300,000	300	119,504	-	11,184	-	-	-	130,988
Shares issued for services rendered			30,300,000	30,300	-	(137,500)	1,143,200	-	-	-	1,036,000
Shares issued from term note	-	-	1,500,000	1,500	-	-	388,397	-	-	-	389,897
Shares issued to extinguish debt	-	-	27,000,000	59,000	-	-	106,500	-	-	-	165,500
Shares returned to treasury	-	-	(15,286,035)	(15,286)	-	-	-	-	15,286	-	-
Options Issued	-	-	-	-	-	-	158,436	-	-	-	158,436
Forgiveness of debt	-	-	-	-	-	-	898,191	-	-	-	898,191
Foreign currency translation Adjustment	-	-	-	-	-	-	-	(205,736)	-	-	(205,736)
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,599,348)	(1,599,348)

Balance – June 30, 2010	-	$-	93,953,715	$125,954	$-	$(137,500)	$2,705,908	$(54,694)	15,286	$(4,622,628)	$(1,967,674)

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2010, and 2009, and Cumulative from
Inception (November 7, 2005) Through June 30, 2010
(Expressed in U.S. Dollars)

	Year Ended June 30, 2010 (Restated) (Note 19)	Year Ended June 30, 2009	Cumulative from Inception (November 7, 2005) June 30, 2010 (Restated) (Note 19)
Cash Flows from Operating Activities
Net loss	$(1,599,348)	$(1,158,534)	$(4,622,628)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in net loss of an affiliated company	49,925	17,777	282,474
Writeoff of investment in an affiliated company	-	-	78,213
Depreciation	2,239	2,897	13,347
Stock issued on reverse merger	-	-	35,579
Forgiveness of debt	(294,974)	-	(294,974)
Stock option expense	158,436	-	158,436
Amortization of deferred finance charges	31,957	-	31,957

Changes in non-cash working capital, net of effects from reverse merger transaction:
Other receivables	5,118	(861)	(3,089)
Prepaid expenses	1,285	(1,282)	3
Accounts payable	149,949	12,212	372,215
Accrued liabilities	635,005	759,441	2,359,915

Net Cash (Used in) Operating Activities	(860,408)	(368,350)	(1,588,552)

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(19,249)
Acquisition of investment in affiliated companies	9,814	-	(277,102)

Net Cash Provided by (Used in) Investing Activities	9,814	-	(296,351)

Cash Flows from Financing Activities
Proceeds from loans	491,497	407,847	1,456,472
Repayment of loans	(139,114)	(4,289)	(143,403)
Proceeds from bank indebtedness	32,275	(19,664)	141,691
Repayment of bank indebtedness	-	-	(6,492)
Proceeds from issuance of capital stock	130,988	-	131,074
Repayments of stockholders’ advances	-	(224,097)	(1,216,010)
Proceeds from stockholders’ advances	343,794	194,727	1,599,119

Net Cash Provided by Financing Activities	859,440	354,524	1,962,451

Effect of Exchange Rate Change on Cash	79	(2,038)	(68,438)

Net Increase (Decrease) in Cash	8,925	(15,864)	9,110

Cash - Beginning of Period	185	16,049	-

Cash - End of Period	$9,110	$185	$9,110

(The accompanying notes are an integral part of these consolidated financial statements.)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

1.	Organization, Development Stage Activities, and Going Concern (Restated Note 19)

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (Restated Note 19)

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

5.	Investments in Affiliated Companies (Restated Note 19)

	2010	2009
Acquisition costs
49% ownership interest in My Golf Rewards Canada Inc.	$343,502	$343,502

Accumulated equity in net (loss) of My Golf Rewards Canada Inc.
Balance, beginning of period	(257,379)	(224,945)
Equity in net (loss) for the period	(49,925)	(17,777)
Translation adjustment	10,519	(14,657)

Balance, end of period	(296,785)	(257,379)
Consolidation	(46,717)	-

Total	$-	$86,123

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

9.	Loans Payable (Restated Note 19)

	2010	2009
Loan 1. Investment loan, secured by shares of an individual shareholder, bearing interest at 18% per annum, principal due February 2010. In default, due on demand.	$299,349	$229,091
Loan 2. Investment loan (net of discount of $22,510), secured by 1,500,000 shares of an individual stockholder, bearing no interest, principal plus bonus due March 2010. In default, due on demand.	177,490	-
Loan 3. Investment loan (net of discount of $15,775), unsecured, bearing no interest, due June 2009. In default, due on demand.	123,789	146,166
Loan 4. Investment loan, unsecured, bearing interest at 18% per annum, due January 2009. In default, due on demand.	50,084	83,887
Loan 5. Investment loan, unsecured, bearing interest at 15% on late payments, with eleven monthly repayments commencing January 2010. No payments have been made since April 2010. In default, due on demand.	56,578	-
Loan 6. Investment loan, unsecured, bearing interest at 10% per annum, due on demand.	84,246	-
Loan 7. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	34,728	26,577
Loan 8. Investment loan, unsecured, bearing interest at 18% per annum, due on demand.	30,302	-
Loan 9. Investment loan, unsecured, bearing interest at 18% per annum, due October 2009. In default, due on demand.	30,234	23,138
Loan 10. Investment loan, unsecured, bearing interest at 18% per annum, no fixed terms of repayment.	29,929	22,905
Loan 11. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	20,312	45,992
Loan 12. Investment loan, secured by 1,500,000 shares of an individual stockholder, bearing interest at18% per annum, with no fixed terms of repayment.	-	315,188
Loan 13. Investment loan, unsecured, non interest bearing with no fixed terms of repayment.	-	25,000
Loan 14. Investment loan, unsecured, non interest bearing, with no fixed terms of repayment.	48,000	-

	$985,041	$917,944

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

13.	Forgiveness of Debt (Restated Note 19)

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

14	Income Taxes (Restated Note 19)

The Company's income tax expense is as follows:

	2010	2009

Expected income tax recovery at the combined statutory rate of 32.50% (2009-33.25%)	$519,788	$385,213
Change in enacted tax rates	(231,021)	195,115
Impact of lower jurisdictional tax rates	(98,699)	-
Effects of translation adjustments	-	5,348
Impact of non- deductible expenses	(30,862)	(5,311)
Change in valuation allowance	(159,206)	(585,576)

Benefit from income taxes	$-	$-

The components of deferred tax assets are as follows:

	2010	2009

Net operating loss carry forwards	$858,000	$692,930
Investment in affiliated companies	106,716	113,296
Equipment	(1,201)	(1,917)
Valuation allowance	(963,515)	(804,309)

Net	$-	$-

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

$3,432,000

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

15.	Cash Flow Supplemental Information (Restated Note 19)

Non-cash financing and investing activities are as follows:

	2010	2009	Cumulative from Inception (November 7, 2005) Through June 30, 2010

Issuance of shares for services rendered	$1,036,000	$-	$1,071,579

Issuance of shares to extinguish debt	$553,897	$-	$553,897

Issuance of shares from term note	$1,500	$-	$1,500

Acquisition of investment in an affiliated company through incurrence of liability	$-	$-	$139,946

Assumption of liabilities and loan on reverse merger transaction	$-	$105,029	$105,029

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

	2010	2009

Income tax	$-	$-

Interest	$-	$15,009

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

17.	Subsequent Events (Restated Note 19)

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

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

18.	Comparative Financial Information (Restated Note 19)

Certain financial information for the year ended June 30, 2009, has been reclassified to conform with the financial statement presentation adopted in the current year.

19.	Restatement

The Company has restated its consolidated financial statements as at June 30, 2010 and for the year then ended. These consolidated financial statements have been restated due to a processing error that arose between management of the Company and its legal and professional advisors and which resulted in the incorrect version of the consolidated financial statements being used to file the 10K report on November 15, 2010. Once the error had been recognized, the restated consolidated financial statements were filed on November 17, 2010. A form 8-K/A was filed November 23, 2010 detailing the restatements, details of which are provided.

The effects of the restatements on the consolidated financial statements are as follows:

(a)  Consolidated Balance Sheet

	As at June 30, 2010			Note
	As reported	Adjustment	As restated
	$	$	$
Current Liabilities

Accounts payable	173,393	38,284	211,677	a

Loans payable	985,108	(67)	985,041	b

Additional Paid In Capital	1,807,717	898,191	2,705,908	c

Accumulated Other Comprehensive (Loss) Income	(58,570)	3,876	(54,694)	d

Deficit Accumulated During the Development Stage	(3,682,344)	(940,284)	(4,622,628)	e

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

19.	Restatement (cont’d)

Consolidated Statement of Operations and Comprehensive Loss

	For the year ended June 30, 2010			Cumulative from Inception (November 7, 2005) Through June 30, 2010 (note j)	Note
	As reported $	Adjustment $	As restated $	As restated $
Operating Expenses

Forgiveness of debt	(1,196,975)	902m001	(294,974)	(294,974)	f

Other Income (Expenses)

Interest and financing costs	(275,241)	1	(275,240)	(437,076)	t

Loan discount	38,284	(38,284)	-	-	g

Net loss	(659,064)	(940,284)	(1,599,348)	(4,622,628)	i

Foreign currency translation adjustment	(209,613)	3,877	(205,736)	(54,694)	h

Comprehensive Loss	(868,677)	(936,407)	(1,805,084)	(4,677,322)	i

Loss per share – Basic & diluted	(0.01)	(0.01)	(0.02)		i

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

19.	Restatement (cont’d)

(b)  Consolidated Statement of Cash Flows

	For the year ended June 30, 2010			Cumulative from Inception (November 7, 2005) Through June 30, 2010 Note s	Note
	As reported $	Adjustment $	As restated $	As restated $
Cash Flows from Operating Activities

Net Loss	(678,259)	(921,089)	(1,599,348)	(4,622,628)	k

Adjustments to reconcile net (loss) to net cash (used in) operating activities

Forgiveness of debt	(1,196,975)	902,001	(294,974)	(294,974)	l
Amortization of deferred debt issuance	29,400	2,557	31,957	31,957	m

Change in non-cash working capital, net of effects of reverse merger transaction:
Other receivables	(1,945)	7,063	5,118	(3,089)	n
Prepaid expenses	1,282	3	1,285	3	t
Accounts payable	111,665	38,284	149,949	372,215	o
Accrued liabilities	625,536	9,469	635,005	2,359,915	p

Cash Flows from Investing Activities

Acquisition of investment in affiliated companies	9,815	(1)	9,814	(277,102)	t

Cash Flows from Financing Activities

Proceeds of loans	529,848	(38,351)	491,497	1,456,472	q

Effect of Exchange Rate Change on Cash	15	64	79	(68,438)	r

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

19.	Restatement (cont’d)

The following is a comprehensive summary of the differences between the audited consolidated financial statements of the Company for the year ended June 30, 2010 filed on November 15, 2010 and the restated audited consolidated financial statements of the Company for the year ended June 30, 2010 filed on November 17, 2010:

A)  Consolidated Balance Sheet

a)	Accounts payable was amended by increasing the balance to record interest payable related to the discounting of the non-interest bearing loans.

b)	Loans payable was amended by decreasing the balance following a recalculation of the discounting of the non-interest bearing loans.

c)	Additional paid-in capital was amended by increasing the balance to reflect debt forgiveness by related parties.

d)	Accumulated other comprehensive (loss) income was amended to reflect the impact of the change to foreign currency translation adjustment.

e)	Deficit accumulated during the development stage was amended to reflect the cumulative impact of changes made to the consolidated statements of operations and comprehensive loss.

B)  Consolidated Statement of Operations and Comprehensive Loss

f)
Forgiveness of debt was amended to reduce the balance to reflect amounts forgiven by related parties that were recorded to additional paid-in capital.  Forgiveness of debt reflects those amounts forgiven by unrelated parties.

g)	Loan discount was amended by way of a reclassification from other income to accounts payable to record interest payable related to the discounting of the non-interest bearing loans.

h)
Foreign currency translation adjustment was amended to reflect the impact of foreign currency adjustments resulting from revisions to the consolidated balance sheets and consolidated statements of operations and comprehensive loss.

i)
Net loss, comprehensive loss and loss per share were amended to reflect the impact of the aforementioned revisions to the forgiveness of debt, loan discounting and foreign currency translation adjustments.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

19.	Restatement (cont’d)

j)	Cumulative from inception (November 7, 2005) through June 30, 2010 balances were amended to reflect the above noted revisions and to reflect correct cumulative summation.

C)  Consolidated Statement of Cash Flows

k)	Net loss was amended to reflect the revised amount as per the amended consolidated statements of operations and comprehensive loss.

l)
Forgiveness of debt was amended to reduce the balance to reflect amounts forgiven by related parties that were recorded to additional paid-in capital.  Forgiveness of debt reflects those amounts forgiven by unrelated parties.

m)
Amortization of deferred debt issuance was amended to change the description to amortization of deferred finance charges and to reflect a revision to the amortization thereon that was not initially reflected in the consolidated statements of cash flows.

n)
Other receivables were amended to reflect the change in the balance following an adjustment to the estimated amount of recoverable sales taxes that was not initially reflected in the consolidated statements of cash flows.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

19.	Restatement (cont’d)

o)	Accounts payable was amended to reflect the change following the recording of interest payable related to the discounting of the non-interest bearing loans.

p)	Accrued liabilities were amended to reflect the change following an adjustment to accrue additional professional fees that was not initially reflected in the consolidated statements of cash flows.

q)	Proceeds from loans were amended to reduce the amount due to the recording of a loan discount which resulted in a reduced loans payable balance.

r)
Effect of exchange rate change on cash was amended to reflect the impact of foreign currency adjustments resulting from revisions to the consolidated balance sheets and consolidated statements of operations and comprehensive loss.

s)	Cumulative from inception (November 7, 2005) through June 30, 2010 balances were amended to reflect the above noted revisions and to reflect correct cumulative summation.

t)
In both the Consolidated Statement of Operations and Comprehensive Loss and the Consolidated Statement of Cash Flows several of the numbers have been restated by small amounts, all of which are considered rounding differences.

Note 1 – Organization, Development Stage Activities, and Going Concern

•	Note was amended by removing last sentence in paragraph two in the 10 K.

•	Note was amended to reflect updated negative working capital and deficit accumulated during the development stage figures to agree to the revised financial statement balances.

Note 2 – Summary of Significant Accounting Policies

•	Note was amended to include accounting policy disclosure regarding cash and cash equivalents.

•	Note was amended to remove first paragraph regarding recent accounting pronouncements since the policy was adopted by the Company (“Measuring Liabilities at Fair Value”).

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

19.	Restatement (cont’d)

Note 5 – Investment in affiliated Companies

•	Note was amended to change the value of the accumulated operating losses.

Note 9 – Loans Payable

•	Disclosure regarding loans 2 and 3 were amended to include details regarding the amount discounted from these loans.

•	Loans payable total was amended by decreasing the balance following a recalculation of the discounting of loan 3.

•
Disclosure related to the February 3, 2010 loan transaction was amended to reflect the negotiation of the assignment of obligations to affiliates and directors versus the initial disclosure which described the transaction as a negotiation of a debt facility.  In addition, a sentence detailing the advancement of funds in tranches and immediate conversion was removed.

•	The paragraph immediately following the above disclosure for February 3, 2010, was revised since the Company did not receive funds from the same lender.

Note 13 – Forgiveness of Debt

•	Note was amended to revise the amounts forgiven by the various creditors in the second, third and fourth paragraphs.

•	Note was amended to state that the liabilities forgiven in the fourth paragraph were owing to unrelated parties.

Note 14 – Income Taxes

•	Note was amended to reflect the impact on income tax expense and the related tax balances as a result of the revision to net loss.

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010, and 2009
(Expressed in U.S. Dollars)

19.	Restatement (cont’d)

Note 15 – Cash Flow Supplemental Information

•
Note was amended to remove 2009 balances related to issuance of shares for services rendered and acquisition of investment in affiliated company through the issuance of liability, as these amounts relate to 2008 and should be $nil.

•	Note was amended to disclose the debt forgiveness with related parties totaling $898,191.

Note 17 – Subsequent Events

•	Disclosure related to the November 2, 2010 transaction was amended to include details regarding the interest rate on the loan as well as the issuance of restricted shares by the Company.

Note 18 – Comparative Financial Information

•	Note added to address reclassification of 2009 amounts to conform with presentation in the 2010 financial statements.