Form 10-Q
period 2011-03-31
Consorteum Holdings, Inc.
filed 2011-05-23
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [_] No [X].

As of May 20, 2011, the Company had 304,147,714 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2011, and 2010

CONTENTS
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations and Comprehensive Loss	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 15

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets
March 31, 2011 and June 30, 2010
 (Expressed in U.S. Dollars)

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash (Note 8)	$8,963	$9,110
Other receivables, net (Note 5)	23,220	11,061
Total Current Assets	32,183	20,171
Equipment, Net (Note 6)	4,030	5,201
Intangible Asset (Note 7)	9,922	9,922

Total Assets	$46,135	$35,294

LIABILITIES
Current Liabilities
Bank indebtedness (Note 8)	$135,841	$128,489
Accounts payable	229,965	211,677
Accrued liabilities (Note 12)	255,156	444,761
Loans payable (Note 9)	1,109,712	964,498
Due to stockholders (Note11)	4,453	253,543

Total Current Liabilities	1,735,127	2,002,968

Convertible Promissory Note (Note 10)	396,625	-

Total Liabilities	2,131,752	2,002,968

Commitments and Contingencies (Note 16)
STOCKHOLDERS' DEFICIT
Capital Stock (Note 13)
Preferred stock, par value $0.001 per share; 100,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 304,147,714 shares (June 30, 2010 – 93,953,715 shares) issued and outstanding.	304,147	125,954

Treasury Stock	3,800	15,286
Additional Paid In Capital	3,131,730	2,705,908
Collateralized Shares Issued	(137,500)	(137,500)
Accumulated Other Comprehensive Loss	(183,960)	(54,694)
Deficit Accumulated during the Development Stage	(5,203,834)	(4,622,628)

Total Stockholders' Deficit	(2,085,617)	(1,967,674)

Total Liabilities and Stockholders’ Deficit	$46,135	$35,294

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended March 31, 2011, and 2010, and Cumulative
from Inception (November 7, 2005) Through March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Cumulative from Inception (November 7, 2005) through March 31, 2011

Revenues	$-	$-	$-	$-	$248,290

Operating Expenses
Management and consulting fees	71,215	256,299	100,444	753,966	2,727,980
General and administration expenses	74,432	115,262	204,391	448,055	1,733,319
Bad debt expense	-	-	-	-	99,738
Selling expenses	7,071	-	91,185	-	189,195
Depreciation expense	419	568	1,225	1,665	14,572
Forgiveness of debt	(157)	-	(11,761)	-	(306,735)

Total Operating Expenses	152,980	372,129	385,484	1,203,686	4,458,069

Loss from Operations	(152,980)	(372,129)	(385,484)	(1,203,686)	(4,209,779)

Other Expenses
Equity in net loss of an affiliated company	-	(575)	-	(49,509)	(282,474)
Write off of investment in an affiliated company	-	-	-	-	(78,783)
Interest and financing costs	(73,283)	(42,494)	(195,722)	(230,665)	(632,798)
Total Other Expenses	(73,283)	(43,069)	(195,722)	(280,174)	(994,055)

Net Loss	(226,263)	(415,198)	(581,206)	(1,483,860)	(5,203,834)

Foreign currency translation adjustment	(40,119)	(87,993)	(129,266)	(319,401)	(183,960)

Comprehensive Loss	$(266,382)	(503,191)	$(710,472)	$(1,803,261)	$(5,387,794)

Loss Per Share - Basic and Diluted	$(0.001)	$(0.01)	$(0.004)	$(0.03)

Weighted average number shares outstanding, basic and diluted	270,831,444	83,831,016	170,859,180	64,753,396

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONSORTEUM HOLDINGS, INC.
(formerly Implex Corporation)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2011, and 2010, and Cumulative from
Inception (November 7, 2005) Through March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	For Nine Months Period Ended March 31, 2011	For Nine Months Period Ended March 31, 2010	Cumulative from Inception (November 7, 2005) through March 31, 2011
Cash Flows from Operating Activities
Net loss	$(581,206)	$(1,483,860)	$(5,203,834)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in net loss of an affiliated company	-	49,509	282,474
Writeoff of investment in an affiliated company	-	-	78,213
Depreciation	1,225	1,665	14,572
Stock issued on reverse merger	-	-	35,579
Stock issued on services rendered	45,000	59,033	104,033
Forgiveness of debt	(11,761)	-	(306,735)
Stock option expense	-	158,436	158,436
Amortization of deferred debt issuance cost	26,591	42,570	107,152
Changes in non-cash working capital, net of effects
from reverse merger transaction:
Other receivables	(10,649)	16,564	(13,738)
Prepaid expenses	-	1,285	3
Accounts payable	1,707	66,392	373,922
Accrued liabilities	(23,624)	527,761	2,228,654

Net Cash Used in Operating Activities	(552,717)	(560,645)	(2,141,269)

Cash Flows from Investing Activities
Acquisition of equipment	-	-	(19,249)
Acquisition of investment in affiliated companies	-	9,815	(277,102)
Net Cash Used in Investing Activities	-	9,815	(296,351)

Cash Flows from Financing Activities
Proceeds from promissory note	396,625	-	396,625
Proceeds from loans	237,744	490,498	1,694,216
Repayment of loans	(63,961)	(122,482)	(207,364)
Proceeds from bank indebtedness	5,286	38,821	146,977
Repayment of bank indebtedness	(9,527)	(8,208)	(16,019)
Proceeds from issuance of capital stock	-	130,988	131,074
Deferred finance charges	(12,432)	-	(12,432)
Proceeds from stockholders’ advances	61,016	206,174	1,660,135
Repayments of stockholders’ advances	(61,319)	(185,146)	(1,277,329)
Net Cash Provided by Financing Activities	553,432	550,645	2,515,883

Effect of Exchange Rate Change on Cash	(862)	-	(69,300)

Net Increase (Decrease) in Cash	(147)	(185)	8,963

Cash - Beginning of Period	9,110	185	-

Cash - End of Period	$8,963	$-	$8,963

(The accompanying notes are an integral part of these condensed consolidated financial statements)

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

Going Concern Assumption

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business.  The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern.  As of March 31, 2011, the Company had negative working capital of $1,702,944 (June 30, 2010 - $1,982,797) and a deficit accumulated during the development stage of $5,203,834 (June 30, 2010 - $4,622,628).

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

As described in note 9, Consorteum is indebted to a number of lenders with various terms and conditions. However the majority of these loans are in default and the amounts are due on demand. Communications with these lenders is on-going and  no actions have been commenced by any lender to recover their loans.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The Company has no active operations and is therefore unable to generate cash flow in this manner. While the current programs are prepared for launch, the Company has no funds to meet the working capital requirements necessary to commence operations, and efforts are continuing to raise both short-term and longer term funds required. In addition, the Company requires funds for the management of its existing liabilities.

2.	Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“US GAAP”) for complete financial statements.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for fair presentation of the Company’ consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2010.

        BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Consorteum Holdings,    Inc., Consorteum Inc., and My Golf Rewards Canada, Inc.  All material intercompany balances and transactions are eliminated on consolidation.

3.	Recent Accounting Pronouncements

In September 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-25, “Plan Accounting – Defined Contribution Pension Plans: Reporting Loans to Participants by Defined Contribution Pension Plans” (“ASU 2010-25”). This standard amends ASC Topic 962, “Defined Contribution Pension Plans” to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. ASU2010-25 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this standard should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Unites with Zero or Negative Carrying Amounts”(“ASU 2010-28”). This standard amends Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Others” to require an entity, with a reporting unit with zero or negative carrying amounts, to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15. Early adoption is not permitted for public entities but is permitted for non-public entities. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial statements.

The FASB issues ASU’s to amend the authoritative literature in ASC. There have been a number of ASU’s to date that amend test of ASC. Except for the ASU’s listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have significant impact on the Company.

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

Level 1-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -	Other inputs that are directly or indirectly observable in the marketplace.

Level 3 -	Unobservable inputs which are supported by little or no market activity.

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

5.	Other Receivables, Net

	March 31, 2011	June 30, 2010
Other receivables	$23,220	$11,061

Other receivables include the estimated amount of recoverable sales taxes.

6.	Equipment, Net

Equipment comprises the following:

	Cost	March 31, 2011 Accumulated Depreciation	Cost	June 30, 2010 Accumulated Depreciation
Computer equipment	$18,887	$(14,857)	$18,887	$(13,686)

Equipment, net		$4,030		$5,201

Depreciation expense charged to operations amounted to $419 and $1,225 respectively for the three and nine month period ended March 31, 2011 (three and nine month period ended March 31, 2010 - $568 and $1,665 respectively).

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

Purchase price allocation as follows:

Purchase Price			$46,717

Cash		9,814
Accounts Receivable		150,872
Software License		9,922
Total Assets		170,608

Accounts Payable	40,199
Loan Payable	83,692

Total Liabilities		123,891

Net Assets Acquired			46,717

The intangible asset has not been amortized during the current fiscal period as the program was not active.  It is anticipated that amortization of the intangible asset will commence in the fall of  2011 when the initial program will be launched, and will be amortized over a five year period. The launch of the program which was estimated at May 2011 has been delayed due to the lack of working capital.

Despite the delay in the launch of the program, management of the Company is of the opinion that none of the underlying assets are impaired.

8.	Bank Indebtedness

Bank indebtedness of $135,841 is comprised of a RBC demand term loan, an operating credit facility and accrued interest (June 30, 2010 - $128,489). This indebtedness is repayable in Canadian dollars, will include interest and costs to be determined by the court, which total liability has been estimated by management at $131,705 CDN (June 30, 2010 -$136,255 CDN). Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum.  The loan was scheduled to mature in June 2013. The loan is secured by a general security agreement signed by Consorteum constituting a first ranking security interest in all personal properties of Consorteum and personal guarantees from certain stockholders.

As at March 31, 2011, the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. Consorteum has been unable to meet repayment terms and accordingly RBC has commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both officers acting as stockholders.

On May 27, 2010, Consorteum received notice of intention to enforce security by RBC, as secured creditor, on all the property of Consorteum. Consorteum has engaged legal counsel to act on this matter and is working towards a settlement of the bank indebtedness.

In the nine month period ended March 31, 2011, the parties were in court and a judgment was issued in January 2011, which judgment ordered an initial payment of $70,000 by the Company towards the indebtedness and a further court date in the summer of 2011 to determine how the balance of the indebtedness will be repaid. At that time, the Company made a counter offer to RBC under which management proposed an initial payment of $50,000 in January 2011, followed by $20,000 per month until the loan would be repaid. RBC declined the Company’s offer and is appealing the judgment, with a court date set for the summer of 2011 for the matter to be heard before the court. No payments have been made against the liability as of this date pending resolution of the appeal.  There were no court appearances and no court dates have been set in the three month period ended March 31, 2011.

The Company had originally placed $75,000 of the short-term loan proceeds in the period to December 31, 2010 with legal counsel to meet the obligations under the court order. In the three months ended March 31, 2011, the Company has utilized this cash for working capital and legal fees and $6,493 remains with counsel, which amount is included in the balance sheet figure of $8,963 as at March 31, 2011.

9.	Loans Payable

	March 31, 2011	June 30, 2010
Loan 1. Investment loan, secured by shares of an individual shareholder, bearing interest at 18% per annum, principal due February 2010. In default, due on demand.	$373,674	$299,349
Loan 2. Investment loan (net of discount of $17,132), secured by 1,500,000 shares of an individual stockholder, bearing no interest, principal plus bonus due March 2010. In default, due on demand.	188,787	177,490
Loan 3. Investment loan (net of discount of $12,022), unsecured, bearing no interest, due June 2009. In default, due on demand.	142,365	123,789
Loan 4. Investment loan, unsecured, bearing interest at 18% per annum, due January 2009. In default, due on demand.	62,519	50,084
Loan 5. Investment loan, unsecured, bearing interest at 15% on late payments, with eleven monthly repayments commencing January 2010. No payments have been made since April 2010. In default, due on demand.	63,191	56,578
Loan 6. Investment loan, unsecured, bearing interest at 10% per annum, due on demand.	99,289	84,246
Loan 7. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	43,351	34,728
Loan 8. Investment loan, unsecured, bearing interest at 18% per annum, due on demand.	37,740	30,302
Loan 9. Investment loan, unsecured, bearing interest at 18% per annum, due October 2009. In default, due on demand.	36,179	30,234
Loan 10. Investment loan, unsecured, bearing interest at 18% per annum, no fixed terms of repayment.	-	29,929
Loan 11. Investment loan, unsecured, bearing interest at 18% per annum, due June 2009. In default, due on demand.	14,025	20,312
Loan 12. Investment loan, unsecured, non-interest bearing, with no fixed terms of repayment.	-	48,000
Loan 13. Investment loan, unsecured, bearing interest at 12% per annum, due December 2011.	77,828	-
Deferred finance charges	(29,236)	(20,543)

	$1,109,712	$964,498

9.	Loans Payable (cont’d)

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

On February 3, 2010 the Company had negotiated the assignment of its obligations to affiliates and directors to an unrelated third party, which provided up to $404,746 in the form of a promissory note bearing interest at 15% per annum. The promissory note contained a conversion feature that allows the holder of the note to convert the note into shares of common stock of the Company at a 50% discount. As at March 31, 2011, a total of $124,000 of this facility has been converted in to 17,500,000 shares of common stock.

The Company received a $48,000 loan in June 2010 and later that month agreed to repayment of the loan through the issuance of 24,000,000 shares of common stock at a conversion price of $0.002 per share. These shares were issued September 16, 2010 and accordingly the loan has been extinguished with an equal increase in capital stock.

 In December 2010, the Company negotiated a short-term loan of $120,000, bearing interest at 12% per annum, unsecured and repayable within twelve months. As at December 31, 2010, the Company had received $75,000 of this facility.  These funds had originally been advanced to the legal counsel for the Company handling the RBC indebtedness, as described in note 8 but have subsequently been substantially utilized for working capital. $6,493 remains with legal counsel as at March 31, 2011.

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

In the three and nine month periods ended March 31, 2011, the stockholders advanced a further $nil and $61,016 to provide working capital, while withdrawing $30,142 and $61,319 in the three and nine month periods respectively then ended. The stockholders also utilized $93,233 and $261,359 of the advances to subscribe for additional capital stock in the Company as described in note 13 in the three and nine month periods respectively ended March 31, 2011.

12.	Related Party Transactions and Balances

The following were charged to the Company by certain stockholders for services provided:

	Nine month period ended March 31, 2011	Nine month period ended March 31, 2010
a) Management and consulting fees	$100,444	$253,557

b) General and administrative	$-	$44,787

In the three and nine months ended March 31, 2011 these charges of $71,215 and $100,444 respectively relate to services provided by the President, Chief Financial Officer, former Chief Financial Officer and Chairman of the Board of Directors and were provided through companies owned or controlled by those individuals.  In the three and nine months ended March 31, 2010 these charges of $101,751 and $298,344 relate to services provided by the President, Chief Executive Officer and Chairman of the Board of Directors, and were provided through companies owned or controlled by those individuals.

Included in the management and consulting fees for the current year is $24,000, representing the value of restricted common shares issued to the Chief Financial Officer for services rendered. There were no comparable issues of common shares for management and consulting services in the prior year.

Included in accrued liabilities as at June 30, 2010 was an amount of $160,341 owed to certain stockholders for management fees, consulting fees and other expenses, related to contracts for services. In December 2010, the Company issued 50,000,000 common shares at an issue price of $0.003 per share in settlement of $150,000 of this liability. The balance of the liability had been paid in the three months ended December 31, 2010, and accordingly, there are no such liabilities owing as at March 31, 2011.

12.	Related Party Transactions and Balances (Cont’d)

In the nine months ended March 31, 2011, the Company paid an officer $12,432 ($12,500 Cdn.) as a finder’s fee for securing the promissory note of $380,000 and short-term loan of $120,000. As at March 31, 2011, the Company had received $75,000 of this short-term loan facility.  The fee was determined at approximately 2.5% of the principal raised and the fee is being amortized over the term of the loans. The balance of the funds has been committed and has been received.

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

On March 1, 2011 the Company issued 4,998,000 restricted shares of common stock in settlement of loans payable of $14,970.

On March 1, 2011 the Company issued 31,077,666 restricted shares of common stock in settlement of stockholders loans payable of $93,233.

On March 28, 2011 the Company issued 10,000,000 restricted shares of common stock in relation to services provided by the chief financial officer for a value of $24,000.

Warrants

As at March 31, 2011 and June 30, 2010, 4,140,000 warrants were outstanding, having an exercise price of $0.001 per share of common stock with a remaining contractual life of 0.75 of a year, expiring December 31, 2011

Options

As at March 31, 2011, 2,500,000 options were outstanding, having an exercise price of $0.15 per share of common stock with a remaining contractual life of 1.73 years. These options were valued at $158,436 using the Black-Scholes model, using key assumptions of volatility of 62%, risk-free interest rate of 1.56%, a term life equivalent to the life of the options and reinvestment of all dividends in the Company of zero percent.

The Company had a commitment to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an  individual as a finder's fee which commitments were made on January 12, 2010. By Board resolution dated October 18, 2010, these stock options granted have been replaced by the issue of common shares in an equivalent number at the then current market price of $0.003 per share.  The shares were issued in December 2010.

14.	Income Taxes

No provision for Federal, state or provincial income taxes was required for the three and nine month period ended March 31, 2011, due to the significant operating losses.

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

15.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

	Nine month period ended March 31, 2011	Nine month period ended March 31, 2010	Cumulative from Inception (November 7, 2005) Through March 31, 2011
Issuance of shares for services rendered	$45,000	$59,033	$104,033

Issuance of shares to extinguish debt	$83,670	$391,397	$515,067

Issuance of shares to extinguish stockholders debt	$261,359	$-	$261,359

Issuance of shares to settle liabilities	$180,000	$1,000,000	$1,180,000

Acquisition of investment in an affiliated company through incurrence of liability	$-	$-	$139,946

Issuance of shares to settle finder’s fee that are in deferred finance charges	$-	$48,300	$48,300

Issuance of shares to settle Investor Relations fees that are in prepaid expenses	$-	$52,667	$52,667

Assumption of liabilities and loan on reverse merger transaction	$-	$-	$105,029

During the nine month periods ended March 31, 2011 and 2010, the Company had cash flows arising from interest and income taxes as follows:

	2011	2010
Income tax	$-	$-

Interest	$-	$-

16.	Commitments and Contingencies

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

Certain figures for the period ended March 31, 2010 have been reclassified to conform with the current period’s financial statement presentation.

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

In November 2010, the company completed a successful financing by securing a facility of up to $500,000 in the form of a two year promissory note in the amount of $380,000 convertible into common shares of the Company at a conversion price of $0.03 per share and up to $120,000 in the form of a one year short term loan. These funds were used to meet working capital needs of the Company, meet the initial launch costs of the MasterCard program, and allow for the management of existing liabilities.

In December 2010, the Company issued 143,918,333 shares in the capital stock of the Company in settlement of current and past services and in settlement of debt obligations of the Company. The issues were part of the strategy of reducing, wherever possible, the level of liabilities of the Company, managing the current cost structure so as to position the Company for the launch of the MasterCard program.

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

In December 2010, the Company appeared in court to settle the legal proceedings related to the bank indebtedness owed to the Royal Bank of Canada. A judgment was issued in January 2011 under which the Company was to make an initial payment of $75,000 towards the indebtedness, and a court date in April 2011 to determine how the balance of the indebtedness would be paid. The Company made a counter offer to RBC which offer was declined, and RBC appealed the judgment and a court date was set for March 2011 for the matter to be heard. Neither of the aforementioned court dates was held, and while the parties have held some brief discussions, the matter has not yet been resolved.

During the three months ended March 31, 2011, the company invested considerable time and cash resources in attempting to secure funds for the launch of the First Nations and My Golf Rewards programs but to date has been unsuccessful in completing a financing arrangement.

In response to the need to manage its current liabilities, the company issued a total of 36,075,666 common shares of the Company in settlement of $108,203 of liabilities, and issued 10,000,000 common shares in consideration of services provided to the Company.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended March 31, 2011, the Company’s working capital position improved by $279,853 compared to a decrease in the working capital position to March 31, 2010 of $187,496. The working capital deficiency as at March31, 2011 amounts to $1,702,944 compared to $1,982,797 as at June 30, 2010, the Company’s last fiscal year end. The improvement in the working capital position is primarily the result of additional long-term loans secured in the period and the issuance of shares of capital stock in settlement of liabilities, loans payable and amounts due to stockholders. In the three months to March 31, 2011, the working capital position decreased by $122,390 as compared to December 31, 2010 as resources were used to meet travel and other corporate expenses,

During the three and nine months ended March 31, 2010 the Company continued to look for additional working capital to finance its activities and management was successful in securing both long-term and short-term facilities totaling $500,000 of which $455,000 was received by December 31, 2010, with the balance received in May 2011. The size of the working capital deficit and absence of operating revenues continue to negatively impact these efforts. The termination of management contracts as at June 30, 2010 has slowed the growth of accrued expenses and is seen as a positive measure to control operating costs.

As of March 31, 2011, the Company had $32,183 in total current assets, compared to total current assets of $20,171 as of June 30, 2010. The current assets as at March 31, 2011 include cash of $8,963 and other receivables of $23,220. The current assets as at June 30, 2010 include cash of $9,110 and accounts receivable at $11,061.

Current liabilities decreased in the nine months ended March 31, 2011 by $267,841 principally as a result of reducing accrued expenses by $189,605 and advances from stockholders by $249,090, both principally through the issuance of shares of capital stock in settlement of such liabilities. These decreases were offset by increases in loans payable of $145,214, and small changes in accounts payable and bank indebtedness. Total current liabilities total $1,735,127 as at March 31, 2011 compared to $2,002,968 as at June 30, 2010.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure by the Company to move forward and management anticipates that delays will continue if funds are not available.

RESULTS OF OPERATIONS

The Company had no revenues in the three or nine month periods ended March 31, 2011 or March 31, 2010.

Management and consulting fees totaled $71,215 and $100,444 for the three and nine months ended March 31, 2011 respectively compared to $256,299 and $753,996 for same period in the prior year, a decrease of $653,552 or 87% for the nine months ended March 31, 2011.  The decrease can be explained by the termination of management contracts as at June 30, 2010 and in the three and nine months ended March 31, 2011 management and consultants were paid only for specific work completed. There are no existing management contracts for services. The fees for the three months ended March 31, 2011 include $24,000 in the value of services which were settled by the issuance of common stock of the company.

General and administrative costs totaled $74,732 and $204,391 for the three and nine month period ended March 31, 2011 respectively compared to $115,262 and $448,055 for the three and nine months ended March 31, 2010, a decrease of $243,664 or 54% for the nine months ended March 31, 2011.  The decrease can be attributed to efforts to control costs and fees while the Company attempts to raise new financing and implement a number of pilot projects. The number of personnel in the company has been reduced and accordingly costs have been curtailed. During the three months ended March 31, 2011 the Company incurred significant travel related costs as management continued its efforts to secure new funds.

Selling expenses for the three and nine months ended March 31, 2011 were $7,071 and $91,185 compared to nil for the same periods in the prior year. In the three and nine months ended March 31, 2011, the pilot project with the First Nations commenced. These costs are directly associated with the initial stage of the pilot project, and the Company incurred the initial cost associated with the launch of the Feather program.

Interest and financing costs amounted to $73,283 and $195,722 for the three and nine month period ended March 31, 2011 compared to $42,494 and $230,665 for three and nine month periods ended March 31, 2010.  The change year over year can be attributed to a large bonus payable on one specific loan arrangement in 2010 of $100,000 which inflated the interest costs in that year. Excluding that one item, the increase of $65,057 or 50% (calculated as the difference between $195,722 and $130,665 for the prior year) in the nine months ended March 31, 2011 reflects the increased level of borrowing within the Company and reflects the additional costs of borrowing associated on specific loans. Details of the loans are provided in note 9 to the condensed consolidated financial statements.

In the three and nine months ended March 31, 2011 the Company recorded forgiveness of debt of $11,761 arising on the settlement of trade payables compared to nil for the same periods in the prior year.

For the three and nine month period ended March 31, 2011 the Company recorded a net loss of $226,263 and $581,206 respectively compared to a net loss of $415,198 and $1,483,860 for the three and nine month period ended March 31, 2010. Loss per share for the three and nine month period ended March 31, 2011 was $0.001 and $0.004 compared to $0.01 and $0.03 for the same periods in the prior year.  The decrease in the size of the operating loss of $902,654 or 71% was due principally to the termination of the management contracts for services and efforts by management to contain costs as they look for new financing and to implement new pilot projects.

GOING CONCERN

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure continuation of the Company’s operations and pilot programs. In order for the Company to meet its liabilities as they come due and to continue operations, the Company remains solely dependent upon its ability to generate such financing.

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

As described in note 8 to the condensed financial statements, the Company is indebted to the Royal Bank of Canada who holds a general security agreement over the assets of the company, and on May 27, 2010 the company received demand payment for the balance due under the credit facilities. On the same date, the company received a notice of intention to enforce its security on the property which can be exercised at any time.  Notwithstanding on-going negotiations, the company has been unable to come to terms with the secured party and has not settled the liability. In the period to December 31, 2010 the parties were in court and a judgment was issued January 2011, which judgment ordered an initial payment of $70,000 by the Company towards the indebtedness and a further court date in April 2011 to determine how the balance of the indebtedness would be paid. At that time, the Company made a counter offer to RBC under which management proposed an initial payment of $50,000 followed by $20,000 per month until the loan was repaid. RBC declined the Company offer and is appealing the judgment, with a court date set for March 2011 for the matter to be heard before the court. No payments have been made against this liability as of this date pending resolution of the appeal. There have been no court proceedings in the three month period ended March 31, 2011, and while the parties have held discussions, there has been no resolution to the matter.

As described in note 9, the Company is indebted to a number of lenders with varying terms and conditions. However most of these loans are in default and due on demand. Discussions with these lenders are on-going and no lender has commenced action to recover their loan.

BALANCE SHEET

Total assets as at March 31, 2011 were $46,135 compared with $35,294 at June 30, 2010, representing an increase of $10,841 or 131%. Substantially all of the change is accounted for by the increase in other receivables related to taxes recoverable and a change in the amount of deferred finance charges.

 Current assets increased by $12,012 in the nine month period ended March 31, 2011 to $32,183 with the principal change being represented by the increase in receivables.

Bank indebtedness increased by $7,352 in the nine month period to March 31, 2011 and reflects a payment of principal of $9,527, offset by interest charges and foreign exchange rate change. As at March 31, 2011 bank indebtedness stands at $135,841.  However the loan is repayable in Canadian dollars and may include additional interest and costs to be determined by a court. The Company has defaulted under its indebtedness to its lender and the bank loan is in default.  The bank has begun an action for repayment of the loans against the Company and certain individual guarantors. (Refer to note 8 to the interim condensed consolidated financial statements).

Trade payables and accrued liabilities have decreased $171,317 in the nine month period ended March 31, 2011 and total $485,121. The bulk of the decrease can be attributed to the settlement of liabilities through the issue of shares of capital stock in the nine months ended March 31, 2011 offset by increases in liabilities due to officers, employees and professionals for work associated with the annual and quarterly filings of financial materials. As at June 30, 2010 trade payables and accrued expenses were $656,438.

The Company faced a continuing need for working capital in the nine month period ended March 31, 2011 and was able to secure additional loans payable and capitalized interest of $634,369 in the period, compared to new loans and capitalized interest of $490,498 for the nine months ended March 31, 2010. The new loans in the nine month period to March 31, 2011 included of a promissory note of $380,000 and a short-term loan of $75,000.  Loan repayments in the nine month period to March 31, 2011 were limited to $63,961 despite significant pressure from the lenders for a reduction in the obligations ($122,482 for the nine months ended March 31, 2010). Total current loans outstanding are $1,109,712 as at March 31, 2011 compared to $964,498 as at June 30, 2010.

As at March 31, 2011, the Company has a balance of $396,625 outstanding in the form of a promissory note, which amount includes accrued interest of $16,625. (2010 $nil). The promissory note is convertible into common shares of the company at a conversion price of $0.03 at any time.

In the nine month period ended March 31, 2011 stockholders advanced the company an additional $61,016 to be used for working capital compared to $206,174 for the same period in the prior year. There was $61,319 of repayments of stockholder advances in the nine months ended March 31, 2011 compared to $185,146 in the same period in the prior year. As at March 31, 2011 a total of $4,453 is due to stockholders compared to $253,543 as at June 30, 2010, with the bulk of the decrease accounted for by the issuance of common shares of the Company in settlement of the obligation.

During the nine months ended March 31, 2011 the Company had the following capital stock transactions:

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

On December 9, 2010, the Company issued 4,500,000 restricted shares of common stock to a company pursuant to a six-month public and investor relations service contract for a value of $13,500.

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

On March 1, 2011 the Company issued 4,998,000 restricted common shares in settlement of loans payable of $14,970.

On March 1, 2011, the Company settled outstanding debt to stockholders of $93,233 through the issuance of 31,077,666 restricted shares of common stock of the Company.

On March 28, 2011, the Company issued 10,000,000 restricted shares of common stock in relation to services provided for a value of $24,000.

Accordingly after the share issuances, there are a total of 304,147,714 shares outstanding as at March 31, 2011.

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

Item 4A.  Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of  March 31, 2011. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In 2010 the Company defaulted on a loan from the Royal Bank of Canada (“RBC”) in the amount of $125,000 (the “RBC Loan”). RBC also holds a general security agreement over the assets of the Company. On May 27, 2010 the Company received demand payment for the balance due under the RBC Loan. On the same date, the Company received a notice of RBC’s intention to enforce its security on the Company’s collateral which can be exercised at any time.  Notwithstanding on-going negotiations, the Company was unable to come to terms with RBC, and RBC began an action in Toronto, Canada to enforce the Loan. In December 2010 the Company and RBC appeared in Court, and in January 2011 the Court entered a judgment directing the Company to make an initial payment of $75,000 to RBC, and ordering a further hearing in April 2011 to determine how the balance of the RBC Loan would be paid. At that time, the Company made a counter offer to RBC under which management proposed an initial payment of $50,000 followed by $20,000 per month until the RBC Loan was repaid. RBC declined the Company offer and is appealing the judgment, with a court date set for March 2011 for the matter to be heard before the court. No payments have been made against this liability pending resolution of the appeal. Although the Company initially deposited in its counsel’s escrow account the $75,000 initial payment so that these funds would be available as soon as needed, the Company has subsequently drawn down most of these funds for working capital requirements such that only $6,493 remains with Company counsel as at March 31, 2011.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2011 the Company had the following capital stock transactions:

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

On December 21, 2010 the Company re-issued 17,835,000 shares of the common stock of the Company to certain shareholders who voluntarily returned the identical number of shares to the Company in March 2010.

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

On March 1, 2011 the Company issued 4,998,000 restricted shares of common stock in settlement of loans payable of $14,970.

On March 1, 2011 the Company issued 31,077,666 restricted shares of common stock in settlement of stockholders loans payable of $93,233.

On March 28, 2011 the Company issued 10,000,000 restricted shares of common stock in relation to services provided by the chief financial officer for a value of $24,000.

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

Consorteum Holdings, Inc.

Date: May 23, 2011	By:	/s/ Craig A. Fielding
Craig A. Fielding, CEO
(Principal Executive Officer)

	By:	/s/ Geoffrey William Smethurst
Geoffrey William Smethurst, CFO
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.