Form 10-K/A
period 2010-06-30
Consorteum Holdings, Inc.
filed 2011-09-26
CIK 1387976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0 00-53153

CONSORTEUM HOLDINGS, INC.
(Exact Name of Company as Specified in Its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 Church Street, Suite 14, Los Gatos, California 95030
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (408) 596-0297

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13or Section 15(d) of the Act.☐ Yes ☒ No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐ .

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

Computed by reference to the last sale price of the common equity on November 11, 2012 of $ 0.0044 , the aggregate market value of voting stock held by non-affiliates is $ 221,870.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 114,153,715 shares of the registrant's common stock outstanding as of November 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K (“Amendment No. 3”) amends the Annual Report on Form 10-K of Consorteum Holdings, Inc. (the “Company”) for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A as filed on November 17, 2010 (“Amendment No. 1”) and Amendment No. 2 on Form 10-K/A as filed on March 24, 2011 (“Amendment No. 2”).  This Amendment No. 3 is being filed in response to comments by the SEC to our Amendment No. 2 and serves to (i) amend Item 9A of Part II to provide all of the disclosures required by Items 307 and 308 of Regulation S-K, and (ii) amend Item 9A(T) of Part II to provide all of the disclosures required by Item 308T of Regulation S-K.

This Amendment does not reflect events occurring after the original filing of the Form 10-K, Amendment No. 1, or Amendment No. 2 and does not modify or update the disclosures therein in any way except for changes to the items specified above.  Accordingly, this Amendment No. 3 should be read in conjunction with the other filings of the Company made with the SEC subsequent to the filing of the original Form 10-K, including, but not limited to, Amendment No. 1 and Amendment No. 2.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment No. 3 contains new certifications by our Principal Executive Officer and our Principal Financial Officer filed as exhibits hereto.

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

RE-LOADABLE PREPAID CARD :

Re-loadable prepaid cards are designed for people looking for multiple use functionality from their card. Many retailers offer re-loadable cards as a convenient way for their repeat spend customers to pay for products and services, while maintaining brand loyalty. Based on the specific program, these types of cards can be re-loaded at selected retail locations, on-line or at the bank.

PAYROLL CARDS :

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

Card Programs : Most of the card programs are consumer based billing. This means the cardholder pays service fees for different functions of the card. These fees could include Monthly Service fees, ATM fees, Balance inquiry fees, POS fees and others.

Loyalty Program : Fees for the loyalty programs are traditionally paid for by the retailer promoting the service. These could include administration fees, per transaction fees, reward issuing fees and reward redemption fees.

Merchant Discount Fees : The payment Processor charges the retail merchant a percentage of the transaction value for processing a specific card payment (VISA, MC, Debit). The processor pays Consorteum a percentage of net revenues generated from the fee charged to the merchant. We have and will continue to have card acceptance agreements with some banks under which fees are set.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2010

	HIGH	LOW

Quarter Ended September 30, 2009	$0.650	$0.150
Quarter Ended December 31, 2009	$0.230	$0.015
Quarter Ended March 31, 2010	$0.075	$0.008
Quarter Ended June 30, 2010	$0.010	$0.002

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

Cash and Cash Equivalents :

Consorteum considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2010 or June 30, 2009.

Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

Impairment of Long Lived Assets

In accordance with ASC 360, “ Property plant and equipment ,” long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1 to the Consolidated Financial Statements, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company closes operations, the asset values may be materially impaired.

Accounts Receivable

The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “ Revenue Recognition ” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “ Income Taxes .” Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

In accordance with the provision of ASC 830, “ Foreign Currency Matters ,” the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

Comprehensive Income or Loss

The Company applies the provisions of ASC 220, “ Comprehensive Income .” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to ASC 260, “ Earnings per Share ,” which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

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

CONCENTRATION OF CREDIT RISK

ASC 825 “ Financial Instruments ,” requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Comparative Financial Information

Certain financial information for the year ended June 30, 2009, has been reclassified to conform with the financial statement presentation adopted in the current year.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “ Multiple-Deliverable Revenue Arrangements ” (“ASU 2009-13”). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “ Multiple Element Arrangements ”, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, “ Improving Disclosures about Fair Value Measurements ” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard did not have an impact on the Company.
In February 2010, the FASB issued ASU 2010-09, “ Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements ” (“ASU 2010-9”). The standard amends Subtopic 855-10, “ Subsequent Events ” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-9 is effective upon issuance of the final update. The Company does not expect the adoption of ASU 2010-9 to have a material impact on its consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, “ Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ” (“ASU 2010-20”). The standard amends ASC Topic 310, “ Receivables ” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim and annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.
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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Data.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2010, the end of the period covered by this report, the Company conducted, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, its principal executive and principal financial officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of the Company’s inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. As a result of its assessment, management identified material weaknesses in the Company’s internal control over financial reporting. Based on the weaknesses described below, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the Company’s assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2010:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•
The Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by it in the reports that its files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Financial Officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•
There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by one consultant. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report.

Remediation of Material Weaknesses

We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.  Even with this change, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, the Company expects there will continue to be some risk related to financial disclosures. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under SOX continues to be complex and subject to significant judgment and may result in the identification in the future of areas where the Company may need additional resources. Additionally, due to the complexity and judgment involved in this process, the Company cannot guarantee that it will not find or have pointed out to it either by internal or external resources, or by its auditors, additional areas needing improvement or resulting in a future assessment that its controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T) Controls and Procedures.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

 During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2010, management identified the following material weaknesses:

•	There is no documentation that the board of directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;
•	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;
•	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;
•	We lacked the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements.  We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.   Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.  Due to the existence of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer, controller and all others performing similar functions. The Code of Ethics is not yet posted on the Company's web site. The Company will furnish without charge a copy of its Code of Ethics to any person requesting a copy. Any request for a copy should be directed via e-mail to the Company's Chief Executive Officer at cfielding@consorteum.com .

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of November 12, 2010 by: (i) all stockholders known to the Company to be owners of more than 5% of the outstanding common stock of the Company; and (ii) all officers and directors of the Company, individually and as a group:

Name and Address of Beneficial Owner	Amount (1)		Percentage of Class Ownership (2)

Quentin Rickerby	11,786,035 common shares	(3)	5.33	%(2)
42 Angus Meadow Drive,
Markham, Ontario,
Canada, L6C 1Z2

Craig A. Fielding	72,093,333 common shares	(4)	32.61	%(2)
464 Worthington Avenue,
Richmond Hill, Ontario,
Canada, L4E 4R6.

James D. Beatty	23,000,000 common shares	(5)	10.40	%(2)
46 Teddington Park Avenue,
Toronto, Ontario,
Canada, M4N 2C6.

Geoffrey William Smethurst	-0-		-0-%
1511 Sgtoneybrook Trail
Oakville Ontario L6M 2R4

OFFICERS AND DIRECTORS	95,093,333 COMMON SHARES	(1)	43.01	%(2)

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
Share Issuances :

The Company issued shares of its common stock to each of the directors and/or named executive officers named below.

(a) In April 2010, Mr. Quentin Rickerby (former President and COO) , and in August 2010 Messrs. James D. Beatty (chairman of the Board of Directors) , Craig A. Fielding (current CEO) and Peter Simpson (former CFO), rescinded the issuance of certain shares to them made in September 2009 as compensation for services rendered through April 30, 2009. The table of the original issuances that were rescinded is set forth below.

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

Management Agreements :

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

(2) Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2010 $7,500 2009: $5,000;

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: 2010: $-0-; 2009: $-0-.

(4) All Other Fees

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

16.	Letter dated June 25, 2009 from Sutton Robinson Freeman & Co., PC regarding change in accountants.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: September 22, 2011

	By:	/s/Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuan to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: September 22, 2011

Name	Position	Date

/s/Joseph R. Cellura	Chief Executive Officer, Chief	September 22, 2011
Joseph R. Cellura	Financial Officer, Chairman of
the Board of Directors (Principal
Executive Officer, Principal
Financial Officer)

/s/Craig Fielding	Director	September 22, 2011
Craig Fielding