Form 10-K
period 2011-06-30
Consorteum Holdings, Inc.
filed 2011-10-13
CIK 1387976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.
(Exact Name of Company as Specified in Its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 Church Street, Suite 14, Los Gatos, California 95030
(Address of principal executive office, including zip code)

(770) 577-5971
(Telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Computed by reference to the last sale price of the common equity on October 7, 2011 of $0.0044, the aggregate market value of voting stock held by non-affiliates is $ 221,870.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 304,147,714 shares of the registrant’s common stock outstanding as of October 13, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 15: (i) Current Report on Form 8-K, filed June 19, 2009; and (ii) Amendment No. 1 to Current Report on Form 8-K/A, filed June 25, 2009.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

Consorteum Holdings, Inc. is a corporation organized under the laws of Nevada.  Our corporate headquarters of are located at 101 Church Street, Suite 14, Los Gatos, California 95030. Our telephone number is (408) 596-0297.

We initially provided systems integration of electronic transaction processing solutions to public and private sector companies initially to the following population groups or to the following industries: First Nations of Canada, golf clubs, owners and participating courses.  Our services provide were designed to be customized, innovative technology solutions that create, augment, and enhance customers existing financial, payment and transactional processing systems.

In June 2009, we closed an exchange agreement with Consorteum, Inc., a corporation organized under the laws of the Province of Ontario (“Consorteum Sub”), pursuant to which Consorteum Sub became our wholly-owned subsidiary.  As a result of the exchange, we became a holding company and our business was conducted through Consorteum Sub.  Further, on June 6, 2011, we acquired the digital trading card business and platform, as well as all other intangible assets of Media Exchange Group, Inc. (“MEXI”).  Finally, on October 4, 2011, we entered into an Acquisition Agreement with Tarsin LTD, a company organized under the laws of the United Kingdom, whereby we purchased 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin”), for a total of 100,000,000 shares of our common stock.  Pursuant to the Acquisition Agreement, Tarsin LTD further agreed to grant to us an exclusive, royalty-free, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology (“CAPSA”).

The business description below is that of us and each of our operating subsidiaries.

OUR BUSINESS

We are a holding company incorporated in the State of Nevada, with three separate wholly owned subsidiaries.  Although each of our subsidiaries has its own specific market focus and has developed its own business plans, they all share a common theme that has at its core, the delivery of digital media across diverse payment transactional platforms that are rapidly converging due to advances in smart phone mobile technology.

As each of our subsidiaries is described in further detail below, the overall synergy of our sales strategy relies on the unique capability that each of our subsidiaries contribute.

Tarsin has proven capabilities in the mobile handset market which we can use to ensure cross functionality of our mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the initial traction that Tarsin has gained in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships.

MEXI will initially focus on reaching the 18 to 24 year old market with the introduction of mobile applications for sports and music.  We intend to leverage Tarsin’s relationships with 19 of the largest mobile carriers in the world to promote MEXI’s Digital Trading Card and mobile music jukebox.  As the mobile applications are adopted by this technically savvy crowd, we hope to promote our entire spectrum of products and brand ourselves as the premier provider of mobile applications in sports betting, entertainment, and financial payment services.  As the college student graduates, we can continue to deliver a wide variety of services and products tailored to specific markets.  In essence, we have the opportunity to organically grow our customers and expose them to our brand for life.

Consorteum Sub brings together its experience in the payment processing and financial transaction markets.  Recent advances in technology have enabled smart phones to develop custom applications that will allow the phone to process payments, conduct banking transactions and emulate the traditional role that ATM machines now play.  We intend to leverage our expertise in mobile applications development to target new opportunities to provide traditional banking and payment services to our customers.

EMPLOYEES AND CONSULTANTS

At October 11, 2011, we had two employees, our Chief Executive Officer and Chief Operating Officer. (CEO and COO did not come on board until after June 30, 2011.) We expect no significant changes in the number of our employees other than such changes, if any, incident to business combination. The Company engages the services of independent contractors to assist it with management in developing our product offering. We plan to engage full-time employees as our business develops and when we obtain sufficient working capital. Our various subs will bring on employees based on their own business requirements.

As a result of the restructuring of our business, all existing management contracts were terminated by mutual agreement with the parties effective June 30, 2010.  These changes in management contracts were undertaken in light of our financial position and in order to better position us to raise additional financing.  Furthermore, as set out in the financial statements, significant liabilities existing as of June 30, 2010 were forgiven by these individuals.

In July 2011 we entered into an Executive Employment agreement with Craig Fielding, CEO of Consorteum Sub.

Tarsin currently employs 14 people in its Reno, Nevada offices.

HOW DOES THE ACQUISITION OF TARSIN IMPACT THE BUSINESS?

GENERAL

Tarsin provides partnered offerings and direct offerings in markets such as games, gaming, lottery, mobile publishing, mobile marketing and other niche markets.

CAPSA - the Solution for Going Mobile

Tarsin’s mobile platform, CAPSA, eases the challenges brands face in mobile.  There is urgency for brands to connect with consumers via mobile - regardless of tighter budgets and higher expectations in the mobile experience.  Unfortunately, today’s current mobile application and content solutions are limited - whether it be in how users can interact, or the number of devices it can actually support.  As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market.  CAPSA is able to take the “how” out of mobile planning, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, it is absolutely critical for its platform to be interoperable between any mobile network or device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers.  Tarsin works with operators and multi-tier networks to successfully execute programs on behalf of brands.  Tarsin’s proven CAPSA platform provides an end-to-end, versatile framework for brands to design once and deliver unparalleled mobile experiences.  CAPSA is the first universal mobile content delivery solution available that is based on web-standards and is carrier, operating systems and device agnostic.  This allows companies to reach the broadest consumer base: 5200+ devices; 27+ languages; 180+ countries; non-native font support.  The CAPSA platform is covered by 16 separate patents.  Today, CAPSA supports millions of mobile consumers, with thousands added daily.

MARKET OVERVIEW

There is urgency for brands to connect with consumers via mobile - regardless of tighter budgets and higher expectations in the mobile experience.  Unfortunately, today’s current mobile application and content solutions are limited - whether it be in how users can interact, or the number of devices it can actually support.  As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market.

Utilizing the capability of the CAPSA platform developed by Tarsin LTD, we will be able to develop applications which encompass all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, we believe it is absolutely critical for our platform to be interoperable between any mobile network or device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers.  While video and picture sharing on the Internet have been around for some time now, the task can be cumbersome and frustrating on most mobile devices.  Multiple carriers and phone types with limited or no interoperability can make this potentially powerful communications tool languish in the background while texting and social networking Internet sites continue to grow and thrive.  Compounding this problem is the continuing trend for mobile phone equipment manufacturers to offer new phones with additional capabilities while the mobile phone carriers are enhancing their 3G (and soon 4G) networks to allow users to take advantage of these capabilities.

Existing Solutions and Limitations

Multimedia Messaging Service

One possible solution is the use of MMS (Multimedia Messaging Service) to send pictures and videos.  MMS is a standard developed by the Open Mobile Alliance, an industry consortium.  MMS can be an effective way to send pictures from one person to another, but as the mobile experience moves from photo to videos and more importantly from point to point communication to social networks, MMS may begin to encounter substantial scalability issues.  MMS approaches sending of rich media with a lowest common denominator to provide a video experience that will be common across handsets rather than providing the best possible experience a handset can provide.  More specifically, MMS does not work consistently for video.

Other limitations of MMS include:

a.
File size limitation.  MMS videos are generally limited in duration by file size.  Limits include 10, 15, or 30 second duration for video, and file size is often limited to 100, 200, or 300 Kbytes.  These limits can be imposed both by carriers and by handset makers.

b.
MMS video is not stored in “The Cloud.”  An MMS file is generally not accessed easily from a PC.  If the mobile phone user switches to another handset, that user must often first manually transfer the MMS picture or video to PC and then transfer it back to the new handset, a cumbersome process.

c.	Conversation limitations. MMS does not allow a fluid interface for back and forth “video conversations.” You cannot easily comment on someone’s MMS video.

d.	Difficulty interfacing with social networks. While it is possible to post an MMS picture or video to a Facebook or Twitter account, it does lend itself to a feature rich mobile experience.

e.
Standard setting delays.  As new technologies to enhance MMS are developed, their adoption will be governed by the MMS standards setting process.  This is likely to result in significant delays in enhancement, implementation, and evolution of the technology.

f.
Video on Mobile Phones.  Most major manufacturers of mobile phones already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles.  Dozens of companies have developed and continue to maintain databases that capture the differences between handsets, at significant expense.

Smartphones.  Smartphones have emerged as a fast growing sector of the market, blending multi-media, data and internet access and mobile communications.  The smartphone market, most of which by definition is media enabled, will be a growth market that will allow carriers to add a variety of revenue streams attached to data and multi-media messaging.  The market, demand for video sharing services will grow dramatically.  Mobile phone equipment manufacturers continue to offer new phones with additional capabilities while the mobile phone carriers will need to enhance their 3G and soon 4G networks to allow users to take advantage of these capabilities.

Video and Picture Sharing Approaches.  The current market is highly fragmented, with many companies and organizations offering service for the mobile phone video and picture market.

Generally, these services fall under five categories:

1.	MMS, which was described earlier.
2.
Mobile-to-Web, where mobile phone users post their pictures or videos on a Website to share with others.  This category has a number of participants, and there is little product differentiation between and among them.

3.
Web-to-Mobile, when pictures or videos are posted on Websites and then shared to phones using an open or proprietary application.  This category may require a relationship with a carrier and also has a number of participants.

4.	Proprietary Mobile-to-Mobile, where the user utilizes a proprietary application to send pictures or video from one phone to another. A carrier relationship may be required for this service.
5.	Open Mobile-to-Mobile, where no proprietary application is required, nor is a carrier relationship.

While the entire market is nascent, leaders will emerge based on their brand recognition, number, or users in their network, ease of use and financial resources.  Additionally, many of these services are free while others charge a use or monthly fee.  Others appear to be focused on an advertising based model.  At this time, the size of the market is indeterminable but is generally thought to be growing and viable.  The size and ultimate viability of the market will be based on the ease of use, cost to use, adoption rate of smartphones and the acceptance of brands where mobile content delivery is a viable advertising medium.

COMPETITION

The main competition in this industry can be seen as the handset manufacture of OS development platforms such as RIM, ANDRIOD and iOS (Apple). These companies provide a developer with the ability to design and produce an offering for a target industry such as gaming. Several companies provide offerings such as www.appcelerator.com, www.rhomobile.com, www.getelastic.com that allow simple application development across multiple platforms and operating systems. Our CAPSA platform allows cross OS development but is unique in addressing the needs of the gaming industry which is complex and highly regulated. Our offering addresses key issues such as security, user authentication, geo-location and geo-fencing. Addressing all the market needs allows rapid development and low cost of ownership and mass market mobile device coverage. Other companies such as Cantor Wireless, Harrah’s, IGT and Bally Tech have put forward public strategies and initial offerings within the gaming market but these companies do not have the history and pedigree in the needed technology to deliver a robust full featured mobile solution.

OUR SALES AND MARKETING STRATEGY

Strategy

We provide end to end mobile offerings within the following markets:

Mobile Marketing Services – Providing loyalty card and group offerings to Casino’s and Hotel chains , allowing the property to have a presence with the members via SMS, MMS and mobile application offerings, creating a one to one marketing connecting ties to points, rewards and offerings.

Mobile Sports Book (real time) – Providing all the end to end mobile infrastructure from, cloud hosting, application design, mCommerce, authentication, security, location services and application publishing for sports book operators globally.

Mobile Lottery – Providing a turnkey offering to allow lottery operators to take their retail proposition to mobile, from the application design, mCommerce, security and publishing.

With these three key main service offerings targeted at gaming and consulting services to enhance and create customer offerings we have in place to take a bricks and mortar proposition to an ever increasingly mobile world.

Sales and Distribution

We have existing business partners that we are currently completing development on the above listed services. We expect development to be completed in the fourth quarter 2011. We intend to extend our US base of business development to Canada, South America and Europe.

INTELLECTUAL PROPERTY

We have to take an aggressive position to protect the intellectual property behind our CAPSA platform with over 12 patent pending positions filed over the last 3 years. Other intellectual property that has been licensed as part of our current business deals include cloud development and deployment technology, operating system authentication, white and black list control, mobile device ID verification and empirical application feature support, geo-location support, geo-fence technology and multi brand and location mobile application support.

REGULATION

We are fully compliant with the main mobile regulatory controls such as VeriSign, Safe Harbor, and commerce, all carrier commerce and mobile consumer privacy regulations.  Also the CAPSA platform is approved by the NGB (Nevada Gaming Board) as a mobile payment based application and approved solution.

HOW DOES THE ACQUISITION OF MEXI IMPACT THE BUSINESS?

GENERAL

Our primary purpose will expand beyond the existing financial transaction services of Consorteum Sub to develop systems, applications, and software that allow users and brands to share digital media to mobile phone users regardless of device, platform, or carrier.  We intend to become a digital media, technology, entertainment, wireless gaming, and mobile publishing company providing digital strategy and content in the form of mobile applications, digital media, web and broadcast products via its unique mix of on-deck partnerships, license agreements, and joint venture revenue share arrangements.  We have a website describing our business relationships and MEXI product plans at www.mediaexchangegroup.com.  While we currently hold all of the assets of MEXI, in the near future we intend to form a separate wholly owned subsidiary which will operate the business of MEXI.

We plan to derive revenues from banner and video advertising on our mobile and desktop websites and from mobile media messaging fees from brand sponsors and content owners.  We also plan to sell premium services to users and brands via subscriptions and other fees.  We intend to market our mobile applications, the Digital Trading Card™ (“DTC”) to various demographics in the sports and music markets with particular emphasis on the 14 – 24 year olds.  In conjunction with the acquisition agreement of Tarsin Inc., our mobile content delivery service provider, we have developed our first generation version of the DTC, but have not yet begun to market this product.  As a result, we have not generated any meaningful revenues and will not generate such revenues until a significant number of users and brands have signed up for and are using the service.

The DTC has been in the developmental stage since our inception and has conducted virtually no revenue generating operations.  The technology underlying the DTC is complex and as such, a significant amount of development expense has gone into the creation of the service infrastructure.  To minimize start-up costs, the we use only independent contractors for our activities at this time and have no full-time employees and own no real estate or personal property.  For our development and other operations, we employ independent contractors on a part-time and full-time basis.

MARKET OVERVIEW

COMPETITION

We compete with two other content providers in the digital trading card space, customsportscard.com, and custumtradingcardmaker.com.  We are now in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise, and managerial capabilities than do.  Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

While there is no publicly-traded information on our existing competitors, we believe that we differentiate from our existing competition with our branding and end-user ease of flow of our Internet offerings.

Revenues and Customers

We expect to generate revenues from three primary sources; providing services to brands and content providers in which we are paid to distribute branded digital content, branded user experience to mobile phones through advertising and from premium subscription services to our customers.  We believe that the ability of the DTC to generate viral campaigns will allow us to achieve significant market penetration and growth since every user of the product, by virtue of inviting or sharing with their friends to be part of their personal media network, could generate many additional users for the our service.  While this potential exists, we have not yet experienced the material growth of these branded relationships that evidences this potential without an experienced sales and marketing team.  As a result, the assumption for viral user acquisition remains untested at this time.

Advertising

Our customers are expected to drive the opportunity for advertising insertions.  We are designing the service interface and workflow to maximize the use of ad insertions without becoming obtrusive.  Additionally, in the future, we may offer premium services for which it will be able to charge the user directly.  Finally, we expect to partner with brands that will sponsor the delivery of the DTC and to charge a fee for delivering each unit of media.  We have built into the DTC revenue opportunities to monetize users.  This is because when sharing a DTC, users are likely to naturally invite others to use the system.  This viral model has the potential to dramatically drive up the user numbers, and in turn the page-views activated by these users.  Our business model is expected to be principally driven by the revenues of businesses and brands paying us for the distribution of digital content to devices, ad-supported, leveraging the large volume of page-views generated by its users as well as leveraging our unique ability to provide ad-insertions pre- and post-roll, automatically transcoded to play on each target mobile device.  We have identified sponsorship-advertising opportunities leveraging our ability to contextualize advertising around user profiles and geo-location information.  This combination of video insertion and contextualized targeted advertising should make the DTC compelling to advertisers targeting the mobile space.  Additionally, we plan to offer premium services, as well as ad-free services, for monthly subscription levels.  We are currently surveying the market to determine what can be charged for such services; however, our immediate focus will be on gaining as many businesses and brands to contract with us as possible in the shortest amount of time.

While the potential for developing significant revenue streams in the future by monetizing users exists, we have not yet reached a stage where that potential has been validated.  As a result, delivering on this potential contains significant risks.

Sales and Distribution

We intend to acquire new users of its service through strategic partnerships, targeted paid user acquisition campaigns and the viral growth derived from social media.  We intend to generate revenue from three sources: (a) recurring revenue from brands and content owners; (b) premium services; and (c) advertising.

There are four planned distribution channels for the DTC services:

1.	DTC mobile and desktop website
2.	App stores;
3.	Handset and carrier partnerships and bundling deals; and
4.	Third party applications which access the Application Programmers Interface (API).

Current Business Relationships

Through Tarsin, we have existing relationships with various mobile carriers that are in the business of marketing smartphone handsets to the 18 to 24 year old demographic.  We intend to explore opportunities in which we can market our DTC to this audience through joint marketing campaigns which highlight the functionality of our mobile applications to distribute rich media content across any handset.

INTELLECTUAL PROPERTY

We have acquired the various cross platform licensing agreements with Tarsin LTD, utilizing our CAPSA delivery platform.  The CAPSA platform will allow us to provide mobile applications across multiple handsets with a rich user experience.  We believe this capability is without competition.  However, third parties may, in an unauthorized manner, attempt to use copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as its service.  Policing unauthorized use of intellectual property rights is difficult, and nearly impossible on a worldwide basis.  Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of its technology or intellectual property, particularly in foreign countries where we do business or where its service is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

REGULATION

We will be subject to various federal, state, and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.  We do not anticipate that the costs of complying with such regulations will have a material effect on our business or financial condition.

HOW IS THE BUSINESS OF CONSORTEUM SUB ORGANIZED?

The following comments apply to our business model which includes our operations in Consorteum Sub, and My Golf Rewards Canada Ltd.  We own 75% of My Golf Rewards Inc. We intend to delay the launch of our golf rewards program until such time as the overall financial health of the golf industry supports our marketing and sales.

The majority of our initiatives to date use the `Prepaid Card’ as the cornerstone.  A Prepaid Card is similar to a traditional credit card except it is pre-loaded with funds belonging to the cardholder, which he can then use wherever the payment card is accepted, including on the internet and abroad.  There is usually no credit involved since the only money available to spend is the money the cardholder, or another source on instruction from the cardholder, such as an employer or a governmental agency, deposits to the card. However, with the acquisition of Tarsin, we are now positioned to recast our prepaid initiatives with a customized mobile application that can provide new financial transactional services to our targeted customers. We believe that our new capabilities will help us differentiate our product offerings.

The Prepaid Card industry allows its customers to gain the desired convenience they may not otherwise be afforded where day to day banking needs are concerned.  As a system integrator, we have the ability to leverage our relationships with multiple suppliers in order to address the specific requirements of these day to day banking needs.  We will initially target two key markets and will develop and implement financial services, stored value/prepaid cards, payment, and transaction processing solutions for these key areas:

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

Two-thirds of existing check cashing customers (the ‘underbanked’) have bank accounts but seek more convenient financial services.  The remaining customers (the ‘unbanked’) have been ignored by mainstream financial institutions and seek alternatives to provide them with basic financial services.

One potential market for our services in this area is the growing Hispanic population in the United States.  According to the July 1, 2008 U.S. Census statistics, approximately 46.9 million people, which represents approximately 15% of the total United States population of 307 million, are Hispanic, making them the country’s largest minority group.  Approximately 73.7% of full time, year round Hispanic workers earn less than $35,000 per year.  This is usually an indicator for consumers with little or no banking relationship who may rely on alternative providers for their financial service needs.  Approximately sixty-seven percent of Hispanics in the U.S. are originally from Mexico, with the second largest group (14.3%) originating from Central and South America.  In 2008, over $67.5 billion was transferred from the U.S. to Latin America and the Caribbean, and that same year, $25.1 billion went to Mexico alone.

The underbanked represent a new market for our mobile publishing. The penetration of smartphone technology allows us to develop banking applications that can reach the underbanked with new services that can be tied to their prepaid debit cards and managed from their handsets.

2.	PAYROLL /BENEFIT/MOBILE DELIVERY

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

Upon enrolment into the payroll or benefits program, the participant will receive a personalized, re-loadable prepaid payroll or benefits card.  Each pay period, the participant’s funds are automatically deposited into their individual card account by their program administrator.  Cardholders use their cards to obtain cash and pay for purchases as they would with a traditional credit card.  Corporate employers can offer the payroll cards to any or all of their employees.

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

WHAT ARE OUR CURRENT PROJECTS?

During the last fiscal year, we underwent a restructuring and as part of this process focused on two primary initiatives as described below.  This decision was the result of limited financial resources and an in-depth examination of certain business models which did not appear to meet our financial hurdles.  Furthermore, the current business climate dictated a renewed focus on the key profitable operations and markets.

FIRST NATIONS –UNITY PROGRAM (“The Unity Program”)

We have entered into an exclusive contract with People’s Trust Card Services to provide for the deployment of a suite of financial services to First Nations (FN) people and merchants.  First Nations are Canada’s indigenous population.  We will act as the systems integrator to deliver the necessary components that will allow FN Financial to provide products and services to First Nation Bands.  These services may include but are not limited to, Point of Sale (POS), Merchant Discount Rates (MDR), Automated Teller Machines (ATM), Stored Value, Payroll or Benefit Cards and Insurance.  We plan to contract to third parties the provision of the hardware and software necessary to fulfill its obligations under the terms of the contract. Our ability to provide a mobile solution tied to the First Nations program will separate us from the existing competition in this market. We plan to design a set of mobile applications customized to allow FN to access credit and manage their financial transactions in a way that has here to fore been unavailable.

OUR SALES AND MARKETING STRATEGY

We have a two stage approach to sales and marketing:

1.	Direct: we manage and run the programs; and
2.	Indirect: a third party client manages and runs the programs.

Our methodology for deployment and/or initiation of a program is based on the existence of a qualified business problem, an identified solution, and a real client need.  We evaluate the revenue potential, cost effectiveness, and profitability before proceeding.

Direct Sales and Marketing:

Once a defined opportunity has been identified, we will create our own sales and marketing strategy.  Depending on the program being launched and availability of funding, the following areas could be included in the marketing plan: publication media, web media, direct person-to-person promotions, printed collateral, sponsored sporting events, retail store promotions, email, direct mail, radio, or TV.  The combination of plans utilized will depend upon our research concerning the most effective allocation strategies, supplemented by our experiences based on programs actually launched and developed.

Indirect Sales and Marketing:

Our contracted clients are third party companies looking to resell our products or services to their customers, or who have contracted with us to integrate a payment or transaction processing solution for them.  A majority of our third party clients are either referred to us from existing industry partners or from our own direct sales efforts.

We also have the ability to provide our third party clients with industry focused sales and marketing advice.  Although we do not directly shape the marketing plans of our clients, we do provide marketing expertise to help maximize their promotional efforts to increase adoption of services.

OUR PRODUCTS

We expect to create and distribute cards with a variety of functions and features that will depend upon the program to which they are addressed.  A general description of various kinds of cards is set forth below; however, we do not currently have initiatives supporting all these varieties in place.  Our ability to create different card types will depend upon a combination of client interest and initiatives and available funding sources. We will transition our cards into a mobile banking application that will allow for a “smart wallet” contained in the smartphone handset.

LOYALTY CARDS:

The loyalty card enables the identification between the consumer and the loyalty provider.  The card identifies the consumer accumulating points, or enables the recipient to redeem points for pre-selected award.  The card also enables the loyalty/marketing provider to track the activity of their consumers spending habits and redemption activity. Loyalty cards will also transition into a mobile mCommerce environment in which we can electronically offer our customers instant rewards and merchant discounts driven by their mobile applications.

RE-LOADABLE PREPAID CARD:

Re-loadable prepaid cards are designed for people looking for multiple use functionality from their card.  Many retailers offer re-loadable cards as a convenient way for their repeat spend customers to pay for products and services, while maintaining brand loyalty.  Based on the specific program, these types of cards can be re-loaded at selected retail locations, on-line or at the bank. We will provide a mobile application to allow the prepaid cards to be reloaded directly from the handset.

PAYROLL CARDS:

Each employee is issued his/her own stored value payroll card.  The employer posts funds electronically to the employee’s personal card via standard direct deposit processes or by flat file to a secured website interface.  Once funds are loaded, the employee has immediate access to his payroll funds no matter where he may be. Once again we have the ability to deliver all of these services in a mobile application.

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

MERCHANT DISCOUNT RATES:

Merchant Discount Rates are fees charged to a merchant in order to accept payment from any of the major credit card companies.  Consorteum Sub has established relationships with several large processors to purchase transaction processing at a competitive rate and offer these services to our clients.

HOW ARE WE PAID FOR OUR SERVICES?

Each of our programs has a different method of collecting fees for the service.  The amount of fees we receive varies with each program and the specific solution being offered.  In some cases the transaction fee charged is set in the markets in which we are doing business.

In general, we receive a portion of the transaction and monthly fees generated by the end user’s card activity.  In most cases we do not receive these revenues directly from the cardholders, as we generally do not have the direct relationship with them.  We receive a percentage of the sums charged to the cardholder by the issuing bank for the retention, maintenance, user fees, and other expenses associated with cardholder ownership.  We receive our allocated percentages of these collected fees each month from the issuing bank together with a statement calculating our fees.  Various kinds of fees associated by type of card are described below; however, our participation in one or more of the kinds of fees associated with each card, as well as the percentage of sharing of revenues, will differ from client to client based upon our actual contract.

Card Programs: Most of the card programs are consumer based billing.  This means the cardholder pays service fees for different functions of the card.  These fees could include Monthly Service fees, ATM fees, Balance inquiry fees, POS fees, and others.

Loyalty Program: Fees for the loyalty programs are traditionally paid for by the retailer promoting the service.  These could include administration fees, per transaction fees, reward issuing fees and reward redemption fees.

Merchant Discount Fees: The payment Processor charges the retail merchant a percentage of the transaction value for processing a specific card payment (VISA, MC, or Debit).  The processor pays us a percentage of net revenues generated from the fee charged to the merchant.  We have and will continue to have card acceptance agreements with some banks under which fees are set.

WHAT REGULATIONS WILL OUR BUSINESS BE SUBJECT TO?

Due to the financial services focus of our business, we may be required to directly or indirectly conform to banking and processing industry regulations.  Our issuing bank and transaction Processing partners must comply with all federal and state/provincial banking regulations (e.g., FDIC’s “Regulation E” of the Electronic Funds Transfer Act) in addition to card association (for example, Visa, MasterCard, American Express, Discover) rules and regulations (for example, PCI Security Standards Council for payment account data security).  As part of doing business with these partners, we may have to comply with certain rules and regulations and/or ensure our other business partners and clients properly collect, store, disseminate, and comply with certain portions of these rules and regulations on our issuing bank and Processing partners’ behalf (for example, KYC “Know Your Customer”).  We currently have no financial or licensing obligation to meet these compliance regulations.  These regulations do change over time and vary from country to country.

The new post paid credit card regulations in the United States do not have a direct impact on us as they are consumer based protection regulations.  We do not currently issue post paid credit cards to consumers (all our prepaid cards are issued by issuing bank partners and are not part of the new interest percentage consumer regulation).  As a result, we do not need to change our current business model.

WHAT INTELLECTUAL PROPERTY DO WE OWN OR LICENSE?

Currently, we do not own any intellectual property that is subject to protection under U.S. or Canadian patent, trademark or copyright law.  We have a license to use certain programming in connection with the MyGolf Rewards project.

Presently we have not designed our own software programs for processing transactions.  We do not believe that we will devote our efforts to creating any form of programming or other intellectual property that can be the subject of a patent application or other form of “strong” intellectual property protection.

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

WHO IS OUR COMPETITION?

Competition for the various products and services that we supply to our clients are generally supplied by a number of different sources.  The major financial institutions around the globe could supply a partial or complete array of products that will be in direct competition with us.  The large processors such as Chase PaymentTech, First Data, and Global Payments also supply parts of our solutions but generally do not offer a complete end-to-end solution.  The individual card associations such as MasterCard, Visa, and Discover can offer card programs such as prepaid credit cards and gift cards direct to their card users.  There are also companies that supply stored value card programs, such as Incomm and eFunds; and there are also a number of loyalty and rewards program suppliers.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

ITEM 1B.  Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  Properties

We have no leased space at the current time and we currently occupy office space at 101 Church Street, Suite 14, Los Gatos, CA 95030 on a rent free basis that our General Counsel maintains as part of her practice.  Consorteum Sub has no leased space at the current time and it currently occupies at Suite 550, 141 Adelaide Street West, Toronto, Ontario, M5H 3L5 on a rent free basis from Kavanagh Bateman LLP. Tarsin Sub currently occupies 5 thousand square feet of office space at 916 Southwood Blvd, Incline Village, NV, 89451 on a monthly lease arrangement.

ITEM 3.  Legal Proceedings

In 2010, the Royal Bank of Canada commenced an action in Toronto, Canada against Consorteum Sub to recover amounts allegedly due under bank indebtedness totaling $158,307.  We are working with the bank to establish a payment plan.  Two of our stockholders guaranteed the bank indebtedness, and the Royal Bank of Canada has joined these two individuals as defendants in the legal proceedings and is looking to these parties as part of the recovery process.

During the current fiscal year ended June 30, 2011, the Consorteum Sub has been involved in a number of litigation proceedings with the bank, has attempted to reach an agreement and as of the date of the report has reached a tentative agreement to settle the liability for a total of $158, 307, inclusive of all interest, penalties and costs. The parties are currently discussing the terms and conditions of the payment of the amount set out above.

ITEM 4.  (Removed and Reserved.)

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over the Counter Bulletin Board under the symbol “CSRH.OB.”  There was no trading activity for our common stock under the symbol CSRH for any quarterly period before the quarter ended June 30, 2009.  Prior thereto, our symbol was IMPL.OB for the quarters ended December 31, 2008 and March 31, 2009 and WLNT.OB for the quarter ended September 30, 2008, during which time periods there was no trading activity.

The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2011 and 2010

	HIGH	LOW

Quarter Ended September 30, 2009	$0.650	$0.150
Quarter Ended December 31, 2009	$0.230	$0.015
Quarter Ended March 31, 2010	$0.075	$0.008
Quarter Ended June 30, 2010	$0.010	$0.002

	HIGH	LOW

Quarter Ended September 30, 2010	$0.0055	$0.0012
Quarter Ended December 31, 2010	$0.0045	$0.0012
Quarter Ended March 31, 2011	$0.0045	$0.0024
Quarter Ended June 30, 2011	$0.012	$0.0025

Holders of common equity

As of October 13, 2011, we had approximately 250 record holders of our common stock.  The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stocks whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

We have not declared or paid a cash dividend to stockholders since it was organized.  Our board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

Equity securities sold without registration

There were no sales of unregistered securities during the fiscal year ended June 30, 2011 that have not been previously disclosed by us in a Quarterly Report on Form 10-Q.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

EXECUTIVE LEVEL OVERVIEW

We have spent the past two years validating our business models for the First Nations project and the My Golf Rewards program. The lack of capital to launch these programs has forced us to curtail our sales and marketing activities and to focus on identifying other opportunities in which we could compete for market share and generate revenue. The recent acquisition of MEXI and Tarsin add two critical operating companies that will become the foundation for evolving our marketing strategy. Tarsin is now positioned to become a leading developer of mobile gaming on cross platform applications. The CAPSA platform facilitates our ability to develop mobile applications and can be leveraged into many different market verticals. MEXI brings together a strategy of providing digital media to mobile applications. Consorteum Sub brings expertise in the financial payment transaction industry which will be key strength as we monetize our product offerings in the future. We anticipate that in 2012 we will integrate the individual capabilities of all three subsidiaries to deliver to market a series of mobile applications in the gaming, entertainment, sports and mobile financial solutions industries.

Consorteum Sub was incorporated under the laws of the Province of Ontario on April 3, 2006.  On June 15, 2009, Consorteum Sub became a wholly-owned subsidiary of Consorteum Holdings, Inc., a Nevada corporation, as a result of the closing under an agreement and plan of exchange pursuant to which all of the then existing stockholders of Consorteum Sub exchanged all of their issued and outstanding shares for an equivalent number of shares of our common stock.  As a result of the exchange agreement closing, Consorteum Sub will function as one of the operating companies and we are the parent holding company.

Until the closing of the exchange agreement, we relied on financing from sales of our securities to related parties and private lending arrangements with individual investors.  Our management believes that we need an estimated additional $5,000,000 of operating capital in order to successfully implement the first phases of the various contracts described in Item 1 above entitled “The Business” in this Report.  To the extent we receive less than the amount sought or receive it over an extended period of time, our management will be required to select which initiatives to deploy, which best generate best return of investment revenues and will have to defer other projects until receipt of additional funding.

In September 2010, we terminated an agreement with RoseBank Capital, which had intended to raise (on a best-efforts basis) upwards of $500,000 for the My Golf Rewards program.

We have no funding commitments and there can be no assurance that we will raise any of the financing we need.

On November 2, 2010 the Company issued its $380,000 convertible secured promissory note bearing interest at 12% per annum to a private investor. These funds were used for general working capital. Interest only is payable quarterly in arrears, with all remaining interest and principal due and payable on November 2, 2011. At the option of the investor, all or part of the principal may be paid by cancelling the amount sought to be converted through the issuance of shares of the Company’s common stock at a discount of thirty-five percent (35%) from the average of the bid and ask price of the common stock for the ten days preceding the date selected for conversion. In the event that the shares of the Company trade at a price above $0.10 for a period of twenty (20) consecutive trading days, the Company may require the lender to convert the principal amount of the loan into shares of common stock at a conversion price equal to 35% below the 20 day average bid and asked prices. The Company also issued the lender 7,500,000 restricted shares of the Company as part of the transaction. The collateral to secure the promissory note has not yet been specified.

An additional amount of $75,000 was advanced in December 2010 as a loan which bore interest at 12% per annum, and a final advance of $45,000 Canadian was provided in May of 2011. Both of these advances with interest were combined into a second convertible promissory note for $124,031, bearing interest at 12% per annum. These funds were also used for working capital.  The promissory note and all accrued interest are convertible into common shares of the company at a conversion rate of $0.03 per share. The promissory note is due for repayment May 2012. In connection with the issue of the promissory note, the lender was granted warrants on this note equal to 25% of the value of the promissory note and interest that may be converted. The warrants granted at 0.015c.

On June 6, 2011, we entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Media Exchange Group, Inc. (“MEXI”) pursuant to which we have agreed to buy and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for us assuming an aggregate principal amount of $1,864,152 of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.  Such rights include, but are not limited to, MEXI’s name, phone number and listing, goodwill and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the MEXI’s rights under certain licensing agreements.

On June 6, 2011, we and MEXI entered into an amendment agreement (the “Amendment Agreement”) to the Consorteum Purchase Agreement pursuant to which the parties agreed, among other things, that the obligations of the Parties to consummate the transactions contemplated by the Purchase Agreement is subject to (i) the approval of the Board of Directors of each of the parties, and (ii) the completion of the assignment of the Assumed Liabilities (including receipt of all the necessary consents of the holders of all outstanding indebtedness of the Buyer).

On July 14, 2011, we completed our due diligence and finalized the asset purchase agreement with MEXI.  As part of its due diligence, we noted that MEXI had entered into executive employment agreements with two individuals, David Saltzburg and Christian Tureaud to develop a sales and marketing strategy for the Digital Trading Card mobile application.  Part of this marketing campaign involved introducing MEXI to Digital College Networks (“DCN”), a marketing and sales company focused on the college student demographic.  MEXI proceeded to design and develop a mobile application utilizing a third party application developer, Tarsin Inc. to facilitate the sharing of music at individual campuses.  After completing the initial prototype mobile application, MEXI then entered into a definitive Joint Marketing & Mobile Licensing Agreement (“DCN Agreement”) with DCN.  In reliance of discussions with DCN, MEXI then developed a mobile application called “DCN” and jointly developed the mobile application with content and design overview provide by DCN.  MEXI delivered a fully functional mobile application available for download by users accessing the Apple store, which represented a showcase of the DCN digital media and positioned MEXI to begin marketing and advertising campaign to over 370 college campuses nationwide, potentially reaching over 10 million students.  On September 29, 2011 MEXI and DCN formally ended the marketing agreement.

On October 4, 2011, we entered into an Acquisition Agreement (the “Agreement”) with Tarsin LTD, a company organized under the laws of the United Kingdom (“Seller”), whereby we purchased 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin Subsidiary”), from Seller for a total of 100,000,000 shares of our common stock issued at a deemed issuance price of $0.12 per share.  Until such time as we have a market capitalization equal to or greater than $100,000,000, the shares received by Seller are entitled to anti-dilution protection for certain dilutive issuances, not including issuances to employees, consultants, lenders, or other goods or service providers.  Pursuant to the Agreement, Seller further agreed to, on or before December 30, 2011, grant to us an exclusive, royalty-free, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology in consideration for $500,000.  We are further obligated to provide or procure working capital to Tarsin Subsidiary as follows: (1) $750,000 no later than January 1, 2012, and (2) an additional $500,000 no later than June 1, 2012.  The Agreement contains customary representations, warranties and indemnification rights and obligations of the parties.  The description of the Agreement set forth above is qualified in its entirety by the full text of the Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by this reference.

There is no material relationship between us or our affiliates and any of the parties, other than with respect to the Agreement.

We had several contracts in place that were scheduled to begin in the second quarter of 2011, but these contracts have been voided by mutual agreement, without payment of any consideration as the business model did not meet our financial hurdle rates.

The financial results of 2010 and 2011 are reflective of an early stage company that has pilot projects only in place but no active programs.  Results for the current year have been impacted by the limited financial resources available.

ANNUAL BUSINESS UPDATES

During the current fiscal year, we have been focused on initiating new agreements and commencing pilot projects intended to demonstrate the efficacy of the business model.  The lack of working capital funds has challenged this process and at the end of the fiscal year, we were forced to restructure our affairs.  The outcome of that process included the decision to reduce the number of business opportunities, the termination of all management contracts, and the arrangement with officers, employees, and suppliers to forgive certain indebtedness as at June 30, 2010.

Management intends to continue in Fiscal 2012 this process of reducing or eliminating the remaining liabilities and to continue to raise additional working capital to meet the demands of the new product offering.

Some of the more important activities in the year include the following:

The acquisition of Tarsin Inc. will become the key stone in our plans to rebrand ourselves as a leader in the mobile publishing and mobile gaming industry. All of our previous initiatives will be redesigned with the core focus of establishing our reputation for creative solutions in a mobile world.

The company will expand its offerings of the Unity program in 2012, to more cost effective point of sale solutions, ATM (automated teller machines) mobile applications, and  alternatives internet and communication solutions ; the company will a suite of new solutions that will potentially drive new revenues for the communities.

We made significant changes in order to be profitable, and attempt to assure success for it primary deployments.  This led to decisions being made to not move forward with certain initiatives, either because they were not financially viable at this time, or management deemed that the time constraints placed on the team would lead to potential issues with other initiatives.

LIQUIDITY AND CAPITAL RESOURCES

We had $3,641 cash at June 30, 2011.  Our working capital deficit amounted to approximately $2.5 million at June 30, 2011.

During fiscal 2011, we used cash in our operating activities amounting to approximately $471,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.0 million adjusted for the following:

•	Gain on forgiveness of debt of approximately $91,000;
•	Fair value of shares issued of $63,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•
A decrease in our accounts payable and accrued liabilities expenses of approximately $324,000 and accrued interest of approximately $187,000, resulting from slower payment processing due to our financial condition.

During fiscal 2011, we generated cash from financing activities of approximately $464,000, which consist of the proceeds from the issuance of loans, convertible promissory notes, and due to stockholders of approximately $661,000 offset by principal repayments on such debt amounting to approximately $197,000.

During fiscal 2010, we used cash in our operating activities amounting to approximately $860,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.6 million adjusted for the following:

•	Gain on forgiveness of debt of approximately $294,000;
•	Fair value of options of approximately $158,000.

 Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	A decrease in our accounts payable and accrued liabilities expenses of approximately $785,000, resulting from slower payment processing due to our financial condition.

During fiscal 2011, we generated cash from financing activities of approximately $868,000, which consist of the proceeds from the issuance of loans, convertible promissory notes, and due to stockholders, proceeds from bank indebtedness of approximately $32,000, proceeds from the issuance of shares of approximately $131,000 offset by principal repayments on such debt amounting to approximately $197,000.

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

RESULTS OF OPERATIONS

Consorteum Holdings, Inc.
RESULTS OF OPERATIONS

			Increase/	Increase/
	Year ended		(Decrease)	(Decrease)
	June 30,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010

Revenues:	$-	$1,873	$(1,873)	-100.0%

Operating expenses:
Selling, general and administrative	852,905	1,276,056	(423,151)	-33.2%
Total operating expenses	852,905	1,276,056	(425,024)	-33.3%

Operating loss	(852,905)	(1,274,183)	421,278	33.1%

Other expense:
Equity in net loss of an affiliated company	-	(49,925)	49,925	-100.0%
Gain on debt restructuring	78,684	-	78,684	100.0%
Interest expense	(141,536)	(275,240)	(133,704)	-48.6%
	(62,852)	(325,165)	(262,313)	-80.7%

Net loss	$(915,757)	$(1,599,348)	(683,591)	-42.7%

NM: Not Meaningful

Revenues

Revenues primarily consist of fees earned pursuant to pilot programs.  The Company had minimal revenues during fiscal 2011 and 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to marketing programs, which consists mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our marketing plans and our operations, legal expenses and professional fees.

The decrease in our selling, general, and administrative expenses in fiscal 2011 when compared to fiscal 2010 is primarily attributable to lack of financial resources which prevented us from expanding our development efforts and forced us to significantly reduce our expenses.

Equity in net loss of an affiliated company.

Equity in net loss of an affiliated company represents our portion of the loss in our investment in Golf Rewards Canada, Inc., in which we held an interest of 49% through January 2010.  In January 2010, we purchased an additional 26% interest in My Golf Rewards, Inc.

The decrease in equity in net loss of an investment company decreased during fiscal 2011 when compared to fiscal 2010 because during fiscal, we consolidated the expenses of My Gof Rewards, Inc. during the full year while we recorded the equity in net loss for approximately 6 months during fiscal 2010.

Gain on debt restructuring

Gain on debt restructuring consists of gain on restructuring of a loan payable.  During fiscal 2011, we successfully restructured the terms of one our note payable, reducing the interest rate from 18% to 6%, retroactively.  No such restructuring occurred during fiscal 2011.

Interest Expense

Interest consists of interest payable pursuant to stated rate on interest bearing indebtness as well as amortization of debt discount and deferred financing costs.

The decrease in interest expense in fiscal 2011 when compared to fiscal 2010 is primarily due to the issuance of two loans payable during fiscal issued at a discount, which resulted in greater amortization of debt discount during fiscal 2010.

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

As described in the notes to the financial statements, the Company is indebted to the Royal Bank of Canada who holds a general security agreement over the assets of the company, and on May 27, 2010 the company received demand payment for the balance due under the credit facilities. On the same date, the company received a notice of intention to enforce its security on the property which can be exercised at any time.  The company has been in litigation proceedings with the bank and in negotiation with the Bank and has come to preliminary terms with the secured party for a final settlement of in the amount of $158,307. As of the date of this report, the parties are working on the final agreement including the payment terms and conditions.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any significant contractual obligations except for a contract to pay annual license fees of $100,000 to Fidelisoft under a software licensing agreement for the periods commencing November 2010. This license is required for the My Golf Rewards program. We are currently in negotiation over the terms and conditions of the license and payment for such fees.

We have an annual obligation to MasterCard and People’s Trust under the First Nations Feather initiative not exceeding $50,000 in any year.

With the acquisition of Tarsin Inc., we are contractually obligated to provide $1.75 million dollars in licensing fees and working capital on or before June 30, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

Comparative Financial Information

Certain financial information for the fiscal 2011 has been reclassified to conform to the financial statement presentation adopted in the current year.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC.  There have been a number of ASUs to date that amend the original text of ASC.  Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us, or (iv) are not expected to have a significant impact on us.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements appear on page F-1 after the signature pages to this Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Data

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2011, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control system is a process designed by, or under the supervision of, its principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  As a result of its assessment, management identified material weaknesses in our internal control over financial reporting.  Based on the weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2011. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2011:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements and therefore, management could not certify that these controls were correctly implemented.  As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•
There is lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by one consultant.  This weakness is due to our lack of working capital to hire additional staff during the period covered by this report.

We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.  Even with this change, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures.  However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under SOX continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources.  Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that it will not find or have pointed out to it either by internal or external resources, or by its auditors, additional areas needing improvement or resulting in a future assessment that its controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required.

ITEM 9B.  Other Information.

None.

ITEM 10.  Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name	Age	Position

Joseph R. Cellura	56	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Patrick Shuster	59	Chief Operating Officer
Craig Fielding	46	Director
John Osborne	50	Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

JOSEPH R. CELLURA, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, AND DIRECTOR, AGE 56

Mr. Cellura brings more than 30 years of information knowledge experience and resources in consulting with varied and progressively more responsible senior management and corporate development positions in public and private companies.  He is recognized for his vision, creativity, business acumen, leadership qualities, successful marketing, and management of corporate assets.  Mr. Cellura began his finance career in Investment Banking in the late 70’s after joining Burbank & Company, Shearson Loeb Rhoades, Hornblower Hemphill Weeks & Noyes, Shearson Lehman and Kidder Peabody & Company over a 20 year period in finance internationally and domestic in NASDAQ and OTC public market compliance, private placement, IPO, corporate finance and restricted securities.

Mr. Cellura was a Principal, and development partner, in the initial development and actualization of the World Golf Village, a 6,300 acre golf project of international significance, the largest project ever undertaken in golf in the world after executing a $175 million dollar offering.  He was Chairman and CEO of Divot Golf Corporation (“Divot”) taking the company public along with Miller Golf Inc a supplier of specialty golf products to the Masters, Pebble Beach and 5400 private golf and country clubs selling the golf assets to KSL a KKR owned company in 1998.

MR. PATRICK SHUSTER, CHIEF OPERATING OFFICER, AGE 59

Mr. Shuster has over 22 years business experience, including over 15 years in executive management, engineering, operations and marketing in the telecommunications industry. He has spent 5 years as an officer and director of a publicly traded company. He has assisted numerous public and private companies in business development and private investment in public equity. Mr. Shuster retired as a decorated officer in the United States Navy serving in the submarine service. His last active duty assignment was as Chief Engineer of a nuclear submarine, one of the Navy’s most demanding jobs.

Mr. Shuster has served as founder of Smart Voice Telecommunications Inc., from January 2004 to 2006. His responsibilities included all aspects of a founding principal of a voice over internet Telecommunications Company. Since 2006, Mr. Shuster has consulted for several public and privately held companies to develop strategic business plans and streamline operations. Most recently he has consulted for several companies engaged in Homeland Security projects working on detection of CBNR (Chemical, Biological, Nuclear and Radiological) threats.

MR. CRAIG A. FIELDING, DIRECTOR, AGE 47

From April 2006 to the present, Mr. Fielding has served as our CEO and one of our directors.  Mr. Fielding assumed the role of President and CEO in August 2010, and was part of the team that took Consorteum Holdings Inc, into the public market, and one of the founders of the company.  From 1999 to February 2006 Mr. Fielding was part of the management teams at two start up technology companies in the financial transaction processing market place.  From August 1989 to August 1999 Mr. Fielding worked in a number of Sales Management and Senior Management roles in North America with Xerox Canada Ltd. Mr. Fielding attended Manchester Polytechnic in England where he studied business.  Mr. Fielding’s experience in technology, solution selling and large system building in his prior positions enables him to bring this valuable experience to the Board and as CEO of Consorteum Inc.

JOHN OSBORNE, DIRECTOR, AGE 50

John is a visionary technologist with a unique blend of business acumen and entrepreneurial talent.  He is seen as an innovator in embedded systems hardware and software design, with a proven ability to see and deliver at the leading edge of technology and business development.

The end to end mobile system addresses the most complex technical and regulation based issues in the mobile industry to date, having to deliver across all mobile operating systems, application infrastructure and regulatory compliance. The platform we developed allows an authorized mobile user in an approved geo-location position to game with real currency.

The company also holds a number of partnerships with major brands in the mobile software space, including with Motorola where John held a strategic consulting role responsible for technology leadership, innovation and change agent.  He led the consolidation of Motorola embedded OS strategy in developing a global application strategy.  In driving Motorola’s mass-market mobile application solutions, John led and delivered Motorola Backup (www.motorolabackup.com) to over 120 countries in 27 languages.

John studied Substrate Physics and Electronics at London University, leaving to found and become CEO of Active Imaging, a leading European imaging systems business with multi-million pound contracts in industry and defense.

John has held multiple international patents and, as a native of Wales, his drive for innovation in business is matched only by his following of rugby, which he played internationally.

BOARD OF DIRECTORS AND OFFICERS

Each director is elected until our next annual meeting and until their successor is duly elected and qualified.  The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws.  A director so chosen or appointed will hold office until the next annual meeting of stockholders.  Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

MEETING AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended June 30, 2011, our Board of Directors held 5 meetings and took 8 actions by written consent.

There are no Committees of the Board of Directors at this time.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Joseph R. Cellura, Chairman, Chief Executive Officer, Chief Financial Officer and Director	0	0

Patrick Shuster, Chief Operations Officer	0	0

Craig Fielding, Director	0	1	Form 4, Form 5

John Osborne, Director	0	0

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, controller, and all others performing similar functions.  The Code of Ethics is not yet posted on our web site.  We will furnish, without charge, a copy of our Code of Ethics to any person requesting a copy.  Any request for a copy should be directed via e-mail to pat@mediaexchangegroup.com.

ITEM 11.  Executive Compensation

COMPENSATION OF DIRECTORS

For the fiscal year ended June 30, 2011, none of the current or former directors were compensated for their services as directors.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us for services rendered for the fiscal year ended June 30, 2011 to each of the individuals who served as Executive Chairman, Chief Executive Officer, and Chief Operating Officer (executives collectively referred to as the “Named Executives”).

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary		Stock Awards ($)	Option Awards ($)(3)	All other Compensation ($)(2)	Total ($)
James D. Beatty, Executive Chairman	2011	$13,000	(1)	0	$0	$0	$0
Craig A. Fielding, Chief Executive Officer	2011	$47,000	(1)	0	$0	$0	$0

(1)
Mr. Beatty waived $72,730 of his accrued salary for fiscal 2010 and agreed to be compensated by the issuance of shares of our common stock at a rate of $0.003 per share or a total of 20,000,000 shares and the issuance of shares of our common stock at the rate of $0.01 per share or a total of 1,194,400 shares.  Mr. Fielding waived $173,680 of his accrued salary for fiscal 2010 and agreed to be compensated by the issuance of shares of our common stock at a rate of $0.003 per share or a total of 30,000,000 shares.

(2)	On September 19, 2009, we issued 1,750,000 options to purchase shares of our common stock to the following named directors and officers.

Name of Executive Officer	Number of Options	Exercise Price

James D. Beatty	500,000	$0.15
Craig A. Fielding	500,000	$0.15

All of the options granted will expire on September 21, 2012.

In prior years, we entered into management services agreements with each of three officers in order to retain the officers and retain continuity of management.  Each agreement set severance benefits in the event of a change of control or termination without cause.  While these management contracts have been terminated by mutual agreement with the three officers at June 30, 2010, details of these contracts were as follows:

(i)
On April 3, 2006, we entered into a management services agreement with Craig Fielding, our CEO and a member of the board of directors under which Mr. Fielding was paid an annual salary of $128,670 and received additional compensation aggregating $20,073.  From commencement of Mr. Fielding’s management services, his salary was accrued and carried as a liability on our books.  For the period prior to April 1, 2009, in September 2009 we and Mr. Fielding agreed to exchange $376,163 of his accrued salary for the period through March 31, 2009 for 2,000,000 shares of our common stock at prices ranging from $ 0.15 - $0.218 per share.  If Mr. Fielding resigned, he would have been entitled to a severance of $257,940.  In Fiscal 2010, Mr. Fielding agreed to forgive $173,680 of accrued salary representing the period between April 2009 and June 30, 2010.

(ii)
On May 1, 2006, we entered into a management services agreement with Quentin Rickerby, our COO, President, and a member of the board of directors under which Mr. Rickerby was paid an annual salary of $128,670 and received additional compensation aggregating $20,073.  From commencement of Mr. Rickerby’s management services Mr. Rickerby’s salary was accrued and carried as a liability on the books of Consorteum.  For the period prior to April 1, 2009, in September 2009, we and Mr. Rickerby agreed to exchange $376,163 of his accrued salary for the period through March 31, 2009 for 2,000,000 shares of our common stock at prices ranging from $ 0.15 - $0.218 per share.  If Mr. Rickerby resigned, he would have been entitled to a severance of $257,940.  In Fiscal 2010, Mr. Rickerby agreed to forgive $299,767 of accrued salary representing the period between April 2009 and June 30, 2010.

(iii)
On May 1, 2006, we entered into a management services agreement with James D. Beatty Associates, Ltd., a corporation owned by Mr. James D. Beatty, a member and Chairman of the Board of Directors under which Mr. Beatty was paid an annual salary of $51,468 and received additional compensation aggregating $14,411.  From commencement of Mr. Beatty’s management services, his salary was accrued and carried as a liability on the books of Consorteum.  For the period prior to April 1, 2009, in September 2009, we and Mr. Beatty agreed to exchange $175,399 of his accrued salary for the period through March 31, 2009 for 1,300,000 shares of our common stock at prices ranging from $ 0.15 - $0.218 per share.  If Mr. Beatty resigned, he would have been entitled to a severance of $51,588.  In Fiscal 2010, Mr. Beatty agreed to forgive $72,730 of accrued salary representing the period between April 2009 and June 30, 2010.

(iv)
We did not have a written management services agreement with Peter Simpson.  From commencement of Mr. Simpson’s management services, his salary was accrued and was carried as a liability on our books.  For the period prior to April 1, 2009, in September 2009, we and Mr. Simpson agreed to exchange $64,485 of his accrued salary for the period through March 31, 2009 for 500,000 shares of our common stock at prices ranging from $ 0.15 - $0.218 per share.  In Fiscal 2010, Mr. Simpson agreed to forgive $65,506 of accrued salary representing the period between April 2009 and June 30, 2010.

OTHER COMPENSATION

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.  Except as set forth immediately below, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

STOCK OPTION PLANS AND STOCK COMPENSATION PLANS

We currently have the following forms of stock compensation, equity compensation, and deferred compensation or other plan or pension in place for our directors, executive officers, and employees: (i) 2008 Stock Option Plan; and (ii) 2008 Employees Compensation and Stock Option Plan.  We are authorized to issue up to a maximum of 2,500,000 shares of our common stock under each such Plan.  No grants of any kind were issued and outstanding under either Plan during the fiscal year ended June 30, 2011.

On September 19, 2009, we issued 1,750,000 options to purchase shares of our common stock to the following named directors and officers.

Name Of Executive Officer	Number Of Options	Exercise Price

James D. Beatty	500,000	$0.15
Craig A. Fielding	500,000	$0.15

All of the options granted will expire on September 21, 2012.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2011 by: (i) all stockholders known to us to be owners of more than 5% of our outstanding common stock; and (ii) all of our officers and directors, individually and as a group:

Name and Address of Beneficial Owner	Amount (1)	Percentage of Class Ownership (2)

Craig A. Fielding	88,759,999 common shares (4)	29.00	% (2)
464 Worthington Avenue,
Richmond Hill, Ontario,
Canada, L4E 4R6

James D. Beatty	23,000,000 common shares (5)	7.56	% (2)
46 Teddington Park Avenue,
Toronto, Ontario,
Canada, M4N 2C6
OFFICERS AND DIRECTORS	106,879,368 COMMON SHARES (1)	35.14	% (2)

(1)
The amount includes shares owned of record and beneficially by each of the directors and officers as at November 12, 2010.; thus it includes shares issued and to be issued for accrued compensation, return of previously surrendered shares to our treasury for other use, the reissuance of shares for an equivalent number of shares foreclosed upon in satisfaction of an obligation of us and the forgiveness of our indebtedness owed to directors or officers.  See Item 9B.  Other Information.

(2)	For purposes of this calculation all beneficial ownership issuances have been included as issued and outstanding.

(3)	Represents beneficial ownership and not ownership of record.

(4)	Mr. Fielding owns of record 10,000 shares of our common stock and is the beneficial owner of 88,749,999 shares of our common stock.

(5)	Mr. Beatty owns of record 3,000,000 shares of our common stock and is the beneficial owner of 20,000,000 shares of our common stock.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, during the last fiscal year there has not been any relationships, transactions or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest except for the following:

Share Issuances:

We issued shares of our common stock to each of the directors and/or named executive officers named below.

(a) In April 2010, Mr. Quentin Rickerby (former President and COO), and in August 2010 Messrs. James D. Beatty (chairman of the Board of Directors), Craig A. Fielding (current CEO) and Peter Simpson (former CFO), rescinded the issuance of certain shares to them made in September 2009 as compensation for services rendered through April 30, 2009.  The table of the original issuances that were rescinded is set forth below.

Name of executive officer	Amount of arrears	Number of shares

James D. Beatty	$175,399	1,300,000
Crag A. Fielding	$376,163	2,000,000
Quent Rickerby	$376,163	2,000,000
Peter Simpson	$64,485	500,000

(b) On October 18, 2010, our Board of Directors approved the following issuances:

(1)	3,500,000 shares of common stock to Mr. Peter Rickerby to replace an equivalent number of shares that Mr. Rickerby previously returned to treasury.
(2)	11,835,000 shares of common stock to Mr. Quentin Rickerby to replace an equivalent number of shares that Mr. Rickerby previously returned to treasury.
(3)	2,500,000 shares of common stock to Mr. Frank Fielding to replace an equivalent number of shares that Mr. Fielding previously returned to treasury.
(4)	8,000,000 shares of common stock in satisfaction of a loan of $24,000 from Mr. Frank Fielding to us.
(5)	20,000,00 shares of common stock to James D. Beatty and Associates as compensation for Mr. Beatty’s services up to and including August 26, 2010.
(6)
8,750,000 shares of common stock to Mr. Craig A. Fielding to replace the identical number of shares owned by Mr. Fielding that were foreclosed upon in satisfaction of an obligation of ours to pay a promissory note for $100,000.

(7)	30,000,000 shares of common stock to Mr. Craig A. Fielding as compensation for services performed by Mr. Fielding through and including October 19, 2010.
(8)	33,333,333 shares of common stock to Mr. Craig A. Fielding in consideration for the elimination of a $100,000 loan from Mr. Fielding to us.

ITEM 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by SF Chartered Accountants, LLP, (“Accountant”) for the audit of our annual financial statements, and review of financial statements included in our Form 10-Q’s:

2011	$25,990
2010	$55,000

The aggregate fees billed for the last fiscal year for professional services rendered by Sherb & Company, LLP, (“Accountant”) for the audit of our annual financial statements, and review of financial statements included in our Form 10-Q’s:

2011	$38,000

(2)  Audit Related Fees

None.

(3)  Tax Fees

There were no fees billed in either of the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning.

(4)  All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services other than the services reported above.

ITEM 15.  Exhibits, Financial Statement Schedules

Index to Exhibits

(3)(i)	Articles of Incorporation of Consorteum, Inc., (incorporated by reference to Exhibit (3)(i) to the Company’s Current Report on Form 8-K filed on June 19, 2009).

(3)(ii)	By-laws of Consorteum, Inc. (incorporated by reference to Exhibit (3)(ii) to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.4
Shareholder Agreement dated January 5, 2009 among Consorteum, Inc., Innovative Solutions, Inc., William Bateman, and Michael Frasse (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.5
Management Services Agreement dated April 5, 2006 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.6
Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Craig Fielding (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.7
Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Quentin Rickerby (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.8
Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and James D. Beatty and Associates, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.9
Joint Venture Agreement dated December 13, 2006 between Consorteum, Inc. and 1510848 Ontario, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.10
Amended and Restated Management Services Agreement dated January 16, 2007 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.11
Consorteum Purchase Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.12
Assignment and Assumption Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.13
Amendment Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.14
Tarsin Acquisition Agreement dated as of Oct 4, 2011 between Consorteum Holdings, Inc. and Tarsin LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: October 13, 2011

	By:	/s/Joseph R. Cellura
Joseph R. Cellura Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: October 13, 2011

Name	Position	Date

/s/Joseph R. Cellura	Chief Executive Officer, Chief	October 13, 2011
Joseph R. Cellura	Financial Officer, Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer)

/s/Craig Fielding	Director	October 13, 2011
Craig Fielding

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
Consorteum Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Consorteum Holdings, Inc. and subsidiaries as of June 30, 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and for the period November 7, 2005 (inception) through June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The consolidated financial statements of Consorteum Holdings, Inc. and subsidiaries as of June 30, 2010 (Restated) and for the year then ended, and for the period November 7, 2010 (inception) through June 30, 2010 (Restated), were audited by other auditors whose report dated November 12, 2010 (except for Note 19 and the effects thereof, as to which the date is March 22, 2011), expressed an unqualified opinion on these statements and included an explanatory paragraph that the financial statements were prepared assuming that Consorteum Holdings, Inc. will continue as a going concern.

We did not audit the period November 7, 2005 (inception) through June 30, 2010 (Restated) which include total expenses and net loss of $4,870,918 and $4,622,628, respectively. The consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period November 7, 2005 (inception) through June 30, 2010 (Restated) were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for this period, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Consorteum Holdings, Inc. and subsidiaries as of June 30, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Consorteum Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The June 30, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants
New York, New York
October 13, 2011

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Consorteum Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(a Development Stage Company)

	June 30,	June 30,
	2011	2010
ASSETS
Current Assets:
Cash	$3,641	$9,110
Other receivable	-	11,061
Deferred finance charges	8,394	20,543
Total current assets	12,035	40,714

Property and equipment, net of accumulated depreciation	3,938	5,201
Intangible assets, net	-	9,922
Total assets	$15,973	$55,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$745,478	$656,438
Bank indebtness	158,307	128,489
Loans payable-short term	948,149	985,041
Convertible promissory notes	163,235	-
Due to stockholders	523	253,543
Total current liabilities	2,015,692	2,023,511

Loans payable, net of short-term portion	407,998	-
Total liabilities	2,423,690	2,023,511

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized: none issued and outstanding	-	-
Common stock; $.001 par value; 500,000,000 shares authorized; 304,147,714 and 93,953,715 issued and outstanding	304,148	93,954
Collateralized shares issued	(137,500)	(137,500)
Additional paid-in capital	3,135,529	2,737,908
Treasury stock	-	15,286
Accumulated other comprehensive loss	(171,509)	(54,694)
Deficit accumulated during the development stage	(5,538,385)	(4,622,628)

Total stockholders’ deficit	(2,407,717)	(1,967,674)

Total liabilities and stockholders’ deficit	$15,973	$55,837

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Consorteum Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

			Cumulative from
			Inception
	Year ended		(November 7, 2005
	June 30,		through
	2011	2010	June 30, 2011

Revenues	$-	$1,873	$248,290

Operating expenses
Selling, general and administrative	852,905	1,276,056	4,925,490
Total operating expenses	852,905	1,276,056	4,925,490

Operating loss	(852,905)	(1,274,183)	(4,677,200)

Other expense
Equity in net loss of an affiliated company	-	(49,925)	(282,474)
Impairment of an investment in afilliated company	-	-	(78,783)
Gain on debt restructuring	78,684	-	78,684
Interest expense	(141,536)	(275,240)	(578,612)
	(62,852)	(325,165)	(861,185)

Net loss	(915,757)	(1,599,348)	(5,538,385)

Foreign currency translation adjustment	(116,815)	(205,736)	(171,509)

Comprehensive loss	$(1,032,572)	$(1,805,084)	$(5,709,894)

Basic and diluted loss per common share	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	206,796,885	70,935,189

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Deficit
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Consorteum Holdings, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception ( November 7, 2007 to June 30, 2011
(A Development Stage Company)

									Accumulated Other	Retained Earnings	Total
	Series A Preferred Stock		Common Stock		Discount on	Collateralized	Treasury	Additional	Comperehensive	(Accumulated	Stockholders'
	Shares	$	Shares	$	Common Stock	Shares Issued	Stock	Paid-in Capital	Income (loss)	Deficit)	Equity (Deficit)

Balance, November 7, 2005	-	$-	39,999,750	$40,000	$(40,000)	$-	$-	$-	$-	$-	$-
									-
Common stock issued at inception	-	-	24,000,000	24,000	(23,900)	-	-	-	-	-	100
Common stock issued for cash	-	-	3,200,000	3,200	12,800	-	-	-	-	-	16,000
Net income	-	-	-	-	-	-	-	-		467	467
Ending balance, December 31, 2005	-	-	67,199,750	67,200	(51,100)	-	-	-		467	16,567

Common stock issued for cash	-	-	2,250,000	2,250	9,000	-	-	-	-	-	11,250
Common stock issued for services rendered	-	-	400,000	400	5,600	-	-	-	-	-	6,000
Services contributed by stockholder	-	-	-	-	10,320	-	-	-	-	-	10,320
Net loss	-	-	-	-	-	-	-	-	-	(24,960)	(24,960)
Ending balance, December 31, 2006	-	-	69,849,750	69,850	(26,180)	-	-	-		(24,493)	19,177

Stockholder contributions	-	-	-	-	-	-	-	6,085	-	-	6,085
Services contributed by stockholder	-	-	-	-	-	-	-	2,400	-	-	2,400
Net loss	-	-	-	-	-	-	-	-	-	(38,862)	(38,862)
Ending balance, December 31, 2007	-	-	69,849,750	69,850	(26,180)	-	-	8,485	-	(63,355)	(11,200)

Common stock issued for cash	-	-	10,000	10	-	-	-	-	-	-	10
Stockholder contributions	-	-	-	-	-	-	-	4,174	-	-	4,174
Services contributed by stockholder	-	-	-	-	-	-	-	1,700	-	-	1,700
Recapitalization on reverse merger	-	-	-	-	(8,015)	-	-	(14,359)	(51,077)	(802,144)	(875,595)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(30,722)	-	(30,722)
Net loss	-	-	-	-	-	-	-	-		(999,247)	(999,247)
Ending balance, June 30, 2008	-	-	69,859,750	69,860	(34,195)	-	-	-	(81,799)	(1,864,746)	(1,910,880)

Stock cancellation	-	-	(23,000,000)	(23,000)	23,000	-	-	-			-
Assumptions of liabilities and loan on reverse merger transaction	-	-	-	-	(105,029)	-	-	-			(105,029)
Foreign currency translation adjustment	-	-	-	-		-	-	-	232,841		232,841
Net loss	-	-	-	-	-	-	-	-		(1,158,534)	(1,158,534)
Ending balance, June 30, 2009	-	-	46,859,750	46,860	(116,224)	-	-	-	151,042	(3,023,280)	(2,941,602)

Shares issued for market awareness	-	-	3,280,000	3,280	(3,280)	-	-	-	-	-	-
Shares issued for cash	-	-	300,000	300	119,504	-	-	11,184	-	-	130,988
Shares issued for services rendered	-	-	30,300,000	30,300	-	(137,500)	-	1,143,200	-	-	1,036,000
Shares issued from term note	-	-	1,500,000	1,500	-	-	-	388,397	-	-	389,897
Shares issued to extinguish debt	-	-	27,000,000	27,000	-	-	-	138,500	-	-	165,500
Shares returned to treasury	-	-	(15,286,035)	(15,286)	-	-	15,286	-	-	-	-
Options issued	-	-	-	-	-	-	-	158,436	-	-	158,436
Forgiveness of debt	-	-	-	-	-	-	-	898,191	-	-	898,191
Foreign currency translation	-	-	-	-	-	-	-	-	(205,736)	-	(205,736)
Net loss	-	-	-	-	-	-	-	-		(1,599,348)	(1,599,348)
Ending balance, June 30, 2010	-	-	93,953,715	93,954	-	(137,500)	15,286	2,737,908	(54,694)	(4,622,628)	(1,967,674)

Fair value of shares issued for services	-	-	23,000,000	23,000	-	-	-	40,000	-	-	63,000
Fair value of shares issued in lieu of interest	-	-	1,500,000	1,500	-	-	-	3,000	-	-	4,500
Fair value of shares issued to satisfy obligations under loans payable	-	-	37,498,000	37,498	-	-	-	46,172	-	-	83,670
Fair value of shares issued to satisfy certain liabilities	-	-	61,000,000	61,000	-	-	-	119,000	-	-	180,000
Fair value of shares to satisfy obligations to shareholders	-	-	73,160,999	73,161	-	-	-	188,198	-	-	261,359
Shares issued from treasury	-	-	17,835,000	17,835	-	-	(15,286)	(2,549)	-	-	-
Shares returned to treasury	-	-	(3,800,000)	(3,800)	-	-	-	3,800	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(116,815)	-	(116,815)
Net loss	-	-	-	-	-	-	-	-		(915,757)	(915,757)
Ending balance, June 30, 2011	-	$-	304,147,714	$304,148	$-	$(137,500)	$-	$3,135,529	$(171,509)	$(5,538,385)	$(2,407,717)

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Consorteum Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Cumulative from
			Inception
	Year ended		(November 7, 2005
	June 30,		through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(915,757)	$(1,599,348)	$(5,538,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in an affiliated company	-	49,925	282,474
Impairment in investment of an affiliated company	-	-	78,213
Depreciation	1,625	2,239	14,972
Stock issued on reverse merger	-	-	35,579
Gain on forgiveness or restructuring of debt	(90,593)	(294,974)	(385,567)
Fair value of options	-	158,436	158,436
Amortization of deferred finance charges and debt discount	19,038	31,957	50,995
Impairment of intangible asset	10,279	-	10,279
Fair value of shares issued for services	63,000	-	63,000
Changes in operating assets and liabilities:
Other receivable	11,512	5,118	8,423
Prepaid expenses	-	1,285	-
Accounts payable and accrued liabilities	244,029	784,954	2,976,162
Accrued interest	186,609	-	186,609

Net cash used in operating activities	(470,258)	(860,408)	(2,058,810)

Cash flows used in investing activities:
Capital expenditures	-	-	(19,249)
Acquisition of investment in affiliated company	-	9,814	(277,102)

Net cash provided (used in) by investing activities	-	9,814	(296,351)

Cash flows from financing activities:
Proceeds from loans	425,000	491,497	1,881,472
Repayment of loans	(74,408)	(139,114)	(217,811)
Proceeds from bank indebtness	-	32,275	141,691
Repayment of bank indebtness	(9,900)	-	(16,392)
Procceds from issuance of capital stock	-	130,988	131,074
Proceeds from stockholders' advances	111,300	343,794	1,710,419
Repayment of stockholders' advances	(111,878)	-	(1,327,888)
Proceeds from the issuance of convertible promissory notes	124,301	-	124,301

Net cash provided by financing activities	464,415	859,440	2,426,866

Effect of exchange rate on cash	374	79	(68,064)

Net increase (decrease) in cash	(5,469)	8,925	3,641

Cash, beginning of period	9,110	185	-

Cash, end of period	$3,641	$9,110	$3,641

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:

Fair value of shares to satisfy obligations under loan payable	$83,670	$-	$83,670
Fair value of shares to satisfy certain liabilities	$180,000	$-	$180,000
Fair value of shares to satisfy obligations to stockholders	$261,539	$-	$261,539
Carrying value of shares issued from treasury stock	$17,835	$-	$17,835
Carrying value of shares returned to treasury stock	$-	$-	$-

See Notes to Consolidated Financial Statements.

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

On June 15, 2009 Holdings entered into an agreement and plan of exchange whereby Holdings acquired 100% of the issued and outstanding shares of common stock of Consorteum Inc. (“Consorteum”) from Consorteum's stockholders, by exchanging 39,999,750 shares of Holdings’ common stock, in a reverse merger transaction. Consorteum is a company incorporated under the laws of the province of Ontario on April 3, 2006. Prior to the agreement and plan of exchange, Holdings had 29,860,000 shares of its common stock, issued and outstanding. At the closing of the exchange transaction, Holdings cancelled 23,000,000 shares of its common stock held by one stockholder. As a result of the exchange, the principal stockholders of Consorteum controlled 85% of Holdings.

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

Going Concern Assumption
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of June 30, 2011, the Company had a deficit accumulated during the development stage of approximately $5.6 million and incurred a loss of approximately $915,000 during fiscal 2011.

The Company's continuance as a going concern is dependent on the successful efforts of its management to secure additional equity or debt financing. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   Furthermore, certain debt is overdue and is secured by all assets of the Company.  Management is attempting to restructure some of its debt and secure additional financing to satisfy its existing obligations and provide for sufficient working capital to meet its future obligations but there are no guarantees that it will be able to do so.

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
In accordance with ASC 360, "Property, plant and equipment," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management has evaluated whether the intangible asset as of June 30, 2011 is impaired.  Management cannot ascertain that the carrying value of the intangible asset is recoverable.  Accordingly, management has reduced the carrying value of the intangible asset at June 30, 2011 from approximately $10,000 to $0.
f)	Other Receivables

The Company carries its other receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its other receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.
Other receivables are recorded at cost and represent the best estimate of the amount recoverable.
g)	Deferred Finance Charges
Deferred finance charges represent the unamortized financing costs associated with the issuance of debt instruments and are amortized over the terms of the respective financing arrangement.
h)	Revenue Recognition
The Company recognizes revenue based on the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate to the estimated useful lives of equipment, the utilization of future income tax assets and the valuation of stock-based compensation. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

Concentration of Credit Risk
ASC 825 "Financial Instruments," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions have good standing.

p)	Recent Accounting Pronouncements
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

4.	Equipment, Net
Equipment consists of cost of computer equipment of approximately $20,000 and $19,000, at June 30, 2011 and 2010, respectively, and related accumulated depreciation of $17,000 and $14,000 at June 30, 2011 and 2010, respectively.

Depreciation expense amounted to approximately $2,000 during both fiscal 2011 and 2010, respectively.

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

Purchase price allocation as follows:
Purchase Price		$46,717

Cash		$9,814
Accounts Receivable		150,872
Total Assets		$160,686

Accounts Payable	$40,199
Loan Payable	$83,692

Total Liabilities		$123,891

Net Assets Aquired			$36,795

Intangible			$9,922

During its annual review of impairment of intangibles, management determined that the unit My Golf Rewards Canada, Inc. will most likely not be profitable for the following two years.  Additionally, the proprietary technology may become obsolete by the time the Company becomes profitable.  While the Company believes that My Golf Rewards Canada, Inc. may become profitable in the future, assuming that it is able to secure proper financing for working capital, the proprietary technology will have to be substantially redesigned using the latest software engineering technology.  Additionally, management does not believe that the proprietary technology can be licensed to third-parties without significant customization, further reducing the value of the proprietary technology. Management is unable to ascertain that it will recover the carrying value of the intangible at June 30, 2011.  Accordingly, it believes that the carrying value of the intangible asset is impaired and such impairment, amounting to approximately $10,000 was recorded as selling, general, and administrative expense during fiscal 2011.

6.	Bank Indebtedness
Bank indebtedness is comprised of a RBC demand term loan and an operating credit facility. Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum. The loan was scheduled to mature in June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.
As of June 30, 2011 the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. The Company has been unable to meet any repayment terms and accordingly RBC has commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both officers acting as stockholders.

On May 27, 2010 the Company received notice of intention to enforce security by RBC, as secured creditor, on all the property of the Company. The Company has engaged legal counsel to act on this matter and is working towards a settlement of the bank indebtedness.

7.  Loans payable and convertible promissory notes

Loans payable are as follows:

	June 30,	June 30,
	2011	2010

Loans payable, bearing interest at rates between 10% and 18% per annum. Interest payable monthly. These loans are past due, with the exception of a loan of $380,000 due in November 2012. Unsecured and payable on demand. Accrued interest of $ 90,926 and $43,906 at June 30, 2011 and 2010, respectively	$1,372,085	$1,024,279
Less: unamortized discount	(-)	(39,238)
Loans payable	1,372,085	$985,041
Loans payable-short term portion	407,998	(-)

	$964,087	$985,041

	June 30,	June 30,
	2011	2010
Convertible promissory notes, bearing interest between 12% and 18% per annum, are maturing between October 2011 and May 2012. Interest payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.03 to 35% discount of market. Accrued interest of $45,679 at June 30, 2011.	$163,235	$-
Less: unamortized discount	(-)	(-)
Convertible promissory notes	$163,235	$-

The Company issued a convertible promissory note amounting to $124,000 during fiscal 2011.  Additionally, the Company reclassified a convertible promissory note of approximately $32,000 during 2011, which was previously recognized as a loan payable.

The Company received approximately $425,000 and $491,000 from the issuance of loans payable during fiscal 2011 and 2010, respectively.

The Company made principal repayments on loans payable of approximately $74,000 and $139,000 during fiscal 2011 and 2010, respectively.

The Company issued 37,498,000 shares of its common stock to satisfy obligations under certain loans payable aggregating approximately $84,000 during fiscal 2011.

The Company recognized interest expense of approximately $141,000 and $275,000 during fiscal 2011 and 2010, respectively.

The Company and one of the holders of a loan payable agreed to restructure the terms of its loan payable during fiscal 2011.  The interest rate was reduced from 18% to 6% retroactively, resulting in a gain on debt restructuring of approximately $79,000.

8.	Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.
During fiscal 2011, 2010, and from inception to June 30, 2011, stockholders advanced to the Company approximately $111,000, $344,000 and $1.7 million.  During the same periods, the Company repaid approximately $112,000, $344,000, and $1.3 million.

During fiscal 2011 and from inception to June 30, 2011, the Company issued 73,160,999 shares of its common stock at a fair value of approximately $261,000 to satisfy certain of its obligation to such stockholders.

9.	Certain Related Party Transactions

The Company pays some of the members of its management team through companies owned or controlled by those individuals.  The payments are to the Company’s benefit and in connection with its operations, and, accordingly, are not required to be disclosed separately.

10.	Capital Stock
Common Stock

The issuance of common stock during fiscal 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Services performed	23,000,000	$63,000	$0.002-0.003
Interest payment	1,500,000	4,500	0.003
Satisfy obligations under loans payable	37,498,000	83,670	0.002-0.003
Satisfy certain liabilities	61,000,000	180,000	0.002-0.003
Satisfy due to shareholders	73,160,999	261,359	0.003-.004

The issuance of common stock during fiscal 2010 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance		Fair Value at Issuance (per share)

Market awareness	3,280,000	$	N/A	$	N/A
Private placement cash consideration	300,000		130,988		0.44
Services rendered	30,300,000		83,670		0.03
Satisfy certain debt	27,000,000		165,500		0.006
In connection with term note	1,500,000		389,897		0.26

The issuance of common stock between inception- November 7, 2005 and June 30, 2009 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance		Fair Value at Issuance (per share)

Founders’ shares	24,000,000	$	N/A	$	N/A
Private placement cash consideration	3,210,000		16,010		0.005
Services rendered	400,000		6,000		0.015
Satisfy certain debt	27,000,000		165,500		0.006
In connection with term note	1,500,000		389,897		0.26

During fiscal 2009, the Company cancelled 23,000,000 shares of common stock belonging to one individual, pursuant to an exchange agreement for a reverse merger.

On June 15, 2009, the Company issued 39,999,750 shares of common stock to the shareholders of Consorteum Inc. in exchange for their shares of common stock of Consorteum Inc.

During fiscal 2011 and 2010, certain stockholders returned 3,800,000 and 15,286,035 shares of common stock, respectively, to the Company’s treasury.  During fiscal 2011, the Company reissued to the respective stockholders, 15,286,035 shares of common stock from its treasury.

Warrants

During fiscal 2009, the Company issued 4,140,000 warrants having an exercise price of $0.001 per share of common stock, expiring December 31, 2011.  Such warrants were issued to stockholders pursuant to an equity offering.

During fiscal 2011, the Company issued 2,067,184 warrants having an exercise price of $0.015 per share of common stock, expiring in May 2006.  Such warrants were issued in connection with an issuance of a convertible promissory note amounting to approximately $124,000.

Options

On September 19, 2009, at a meeting of the Board of Directors, the Company granted 2,500,000 stock options pursuant to the stock option plan established by the Company.

The Company has a commitment to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an individual as a finder's fee which commitments were made on January 12, 2010. As at June 30, 2010, these options have not been issued. These stock options granted have been replaced by the issue of common shares in an equivalent number at the then current market price of $0.003 per share during fiscal 2011.
The unissued options are excluded from the stock option activity summarized below.

Stock option activity for the years ended June 30, 2011 and 2010, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at June 30, 2009	-	$-	-

Granted	2,500,000	0.15
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2010	2,500,000	0.15	2.48	$-

Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2011	2,500,000	$0.15	1.48	$-

Exercisable and vested at June 30, 2011	2,500,000	$0.15	1.48	$-

There were no stock options issued prior to June 30, 2009.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

The options issued during fiscal 2010 had a weighted-average fair value of $0.06 per option.  The Company recognized  approximately $158,000 as selling, general, and administrative expenses during fiscal 2010.  At June 30, 2011, there is no unrecognized expense associated with the issuance of stock options.

11.	Forgiveness of Debt

During fiscal 2010, management of the Company experienced significant difficulty in raising additional long-term equity and debt financing from third parties, in light of the negative working capital and the accumulated deficit accumulated during the development stage.

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

12.	Income Tax

The Company's income tax expense is as follows:

	2011	2010

Expected income tax recovery at the combined statutory rate of 35% (2010-32.5%)	$321,000	$519,788
Change in enacted tax rates	-	(231,021
Impact of lower jurisdictional tax rates	(16,000)	(98,699)
Impact of non- deductible expenses	(7,000)	(30,862)
Change in valuation allowance	(298,000)	(159,206)

Benefit from income taxes	$-	$-

The components of deferred tax assets are as follows:

	2011	2010

Net operating loss carry forwards	$844,000	$858,000
Investment in affiliated companies	-	106,716
Equipment	-	(1,201)
Accounts payable and accrued liabilities	260,000
Valuation allowance	(1,104,000)	(963,515)

Net	$-	$-

The components of net loss for fiscal 2011 and the 2010 transition period before income tax consisted of the following:

Description	2011	2010

U.S. Operations	$(489,934)	$(563,997)
Canadian Operations	(425,823)	(1,035,351)
Total net loss	$(915,757)	$(1,599,348)

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

As of June 30, 2010, the Company had approximately $2,400,000 of Federal, provincial and state net operating loss carryforwards available to offset future years’ taxable income.  Such carry forwards expire between 2026 and 2031.

During September 2011, Canada Revenue Agency informed the Company that business losses amounting to approximately$1.2 million from fiscal 2007 and 2008 are disallowed.

13. Legal Proceedings

In 2010 the Royal Bank of Canada commenced an action in Toronto, Canada against the Company’s subsidiary, Consorteum, Inc. to recover the amounts due under our bank indebtedness totaling $158,307. The Company is working with the bank to establish a payment plan. The Company has engaged counsel on this matter. Two stockholders guaranteed the bank indebtedness, and the Royal Bank of Canada has joined these two individuals as defendants in the legal proceedings and is looking to these parties as part of the recovery process.

In 2010, a former consultant commenced an action for unpaid invoices totaling approximately $92,000 related to services provided to the Company’s subsidiary, Consorteum, Inc. The Company has filed a defense and intends to counter claim against the consultant for damages. The Company believes that the action is without merit.

15.  Subsequent Events

Asset Purchase Agreement- Media Exchange Group, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Media Exchange Group, Inc. (“MEXI”) pursuant to which the Company has agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal amount of $1,864,152 of indebtedness of the MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011. Such rights include, but are not limited to, MEXI’s name, phone number and listing, goodwill and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the MEXI’s rights under certain licensing agreements.

On June 6, 2011, the Company and MEXI entered into an amendment agreement (the “Amendment Agreement”) to the Consorteum Purchase Agreement pursuant to which the parties agreed, among other things, that the obligations of the Parties to consummate the transactions contemplated by the Purchase Agreement is subject to (i) the approval of the Board of Directors of each of the parties, and (ii) the completion of the assignment of the Assumed Liabilities (including receipt of all the necessary consents of the holders of all outstanding indebtedness of the Buyer).

On July 14, 2011, the Company completed its due diligence and finalized the asset purchase agreement with MEXI.

On July 8, 2011 the Company’s Board of Directors authorized the creation of 5,000,000 shares of its Series A Preferred Stock, par value $.001 per share with voting rights of 200 to 1 (the “Series A Preferred Shares”). The Series A Preferred will not carry conversion rights into common stock. The Company’s Board of Directors authorized the issuance of 5,000,000 shares of the Series A Preferred to Joseph R. Cellura its CEO, as part of his compensation in accordance with the terms of his executory contract. The Series A Preferred Stock was created by a resolution of the Company’s Board of Directors and will be deemed authorized and outstanding and available for issuance upon the filing of a Certificate of Designation with the Secretary of State of the State of Nevada. When issued, the Series A Preferred Shares will be issued under an exemption from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On July 8, 2011 the Company’s Board of Directors authorized the issuance of the 4,000,000 shares of the Company’s Preferred Shares to Joseph R. Cellura its CEO as part of his compensation in accordance with the terms of his executory contract.

On July 8, 2011 the Company’s Board of Directors authorized the issuance of the 4,000,000 shares of the Company’s Preferred Shares to Craig Fielding its CEO of Consorteum Inc., a wholly owned subsidiary of the parent company as part of his compensation in accordance with the terms of his executory contract.

Acquisition Agreement- Tarsin, Inc.

On October 4, 2011, Consorteum Holdings, Inc. (the “Company”) entered into an Acquisition Agreement (the “Agreement”) with Tarsin LTD, a company organized under the laws of the United Kingdom (“Seller”), whereby the Company purchased 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin Subsidiary”), from Seller for a total of 100,000,000 shares of the Company’s common stock issued at a deemed issuance price of $0.12 per share.  Until such time as the Company has a market capitalization equal to or greater than $100,000,000, the shares received by Seller are entitled to anti-dilution protection for certain dilutive issuances, not including issuances to employees, consultants, lenders, or other goods or service providers.  Pursuant to the Agreement, Seller further agreed to, on or before December 30, 2011, grant to the Company an exclusive, royalty-free, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology in consideration for $500,000 from the Company.  The Company is further obligated to provide or procure working capital to Tarsin Subsidiary as follows: (1) $750,000 no later than January 1, 2012, and (2) an additional $500,000 no later than June 1, 2012.  The Agreement contains customary representations, warranties and indemnification rights and obligations of the parties.  The description of the Agreement set forth above is qualified in its entirety by the full text of the Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by this reference.

Employment Agreement- Craig Fielding

The Company has entered in an employment agreement with Mr. Craig Fielding, as chief executive officer of Consorteum, Inc.  Please find below a summary of the terms of such agreement:

•	Retroactive to June 1, 2011
•	Base salary of $240,000
•	5,000,000 options
•	Unspecified pension and compensation retirement plan

•
Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000.  Additionally, Mr. Fielding is entitled to a cash compensation amounting to % of the purchase price in the event of a sale of the Company and 2% of capital raised.