Form 10-K/A
period 2011-06-30
Consorteum Holdings, Inc.
filed 2011-10-18
CIK 1387976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

888-702-3410
(Telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☑

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends the Annual Report on Form 10-K of Consorteum Holdings, Inc. (the “Company”) for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on October 13, 2011 (the “Form 10-K”). This Amendment No. 1 is being filed because the Company filed an earlier draft of its financial statements and annual report, and accordingly, this will publish (i) the proper financial statements and accompanying footnotes, (ii) the updated Management Discussion and Analysis of Operations, and (iii) will relocate the Report of Independent Registered Public Accounting Firm of our former auditors, SF Partnership, LLP, from the exhibit 99 to Item 8.

Accordingly, the Company modified the following items: Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 8. Financial Statements and Supplementary Data.

This Amendment does not reflect events occurring after the original filing of the Form 10-K and does not modify or update the disclosures therein in any way except for changes to the items specified above.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment No. 1 contains new certifications by our Principal Executive Officer and our Principal Financial Officer filed as exhibits hereto.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

Consorteum Holdings, Inc. is a corporation organized under the laws of Nevada.  Our corporate headquarters of are located at 101 Church Street, Suite 14, Los Gatos, California 95030. Our telephone number is (888) 702-3410.

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

COMPETITION

The main competition in this industry can be seen as the handset manufacture of OS development platforms such as RIM, ANDRIOD and iOS (Apple). These companies provide a developer with the ability to design and produce an offering for a target industry such as gaming. Several companies provide offerings such as www.appcelerator.com , www.rhomobile.com , www.getelastic.com that allow simple application development across multiple platforms and operating systems. Our CAPSA platform allows cross OS development but is unique in addressing the needs of the gaming industry which is complex and highly regulated. Our offering addresses key issues such as security, user authentication, geo-location and geo-fencing. Addressing all the market needs allows rapid development and low cost of ownership and mass market mobile device coverage. Other companies such as Cantor Wireless, Harrah’s, IGT and Bally Tech have put forward public strategies and initial offerings within the gaming market but these companies do not have the history and pedigree in the needed technology to deliver a robust full featured mobile solution.

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

HOW DOES THE ACQUISITION OF MEXI IMPACT THE BUSINESS?

GENERAL

Our primary purpose will expand beyond the existing financial transaction services of Consorteum Sub to develop systems, applications, and software that allow users and brands to share digital media to mobile phone users regardless of device, platform, or carrier.  We intend to become a digital media, technology, entertainment, wireless gaming, and mobile publishing company providing digital strategy and content in the form of mobile applications, digital media, web and broadcast products via its unique mix of on-deck partnerships, license agreements, and joint venture revenue share arrangements.  We have a website describing our business relationships and MEXI product plans at www.mediaexchangegroup.com .  While we currently hold all of the assets of MEXI, in the near future we intend to form a separate wholly owned subsidiary which will operate the business of MEXI.

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

During fiscal 2011, we used cash in our operating activities amounting to approximately $471,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $916,000 adjusted for the following:

•	Gain on forgiveness of debt of approximately $91,000;
•	Fair value of shares issued of $63,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•
A decrease in our accounts payable and accrued liabilities expenses of approximately $244,000 and accrued interest of approximately $187,000, resulting from slower payment processing due to our financial condition.

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

During fiscal 2010, we generated cash from financing activities of approximately $868,000, which consist of the proceeds from the issuance of loans, convertible promissory notes, and due to stockholders, proceeds from bank indebtedness of approximately $32,000, proceeds from the issuance of shares of approximately $131,000 offset by principal repayments on such debt amounting to approximately $197,000.

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

•€
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

•€
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

 ITEM 9B.  Other Information.

None.

ITEM 10.  Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name	Age	Position

Joseph R. Cellura	56	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Patrick Shuster	59	Chief Operating Officer
Craig Fielding	46	Director
John Osborne	47	Director

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

JOHN OSBORNE, DIRECTOR, AGE 47

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, controller, and all others performing similar functions.  The Code of Ethics is not yet posted on our web site.  We will furnish, without charge, a copy of our Code of Ethics to any person requesting a copy.  Any request for a copy should be directed via e-mail to pat@mediaexchangegroup.com .

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

Dated: October 18, 2011

	By:	/s/Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: October 18, 2011

Name	Position	Date

/s/Joseph R. Cellura	Chief Executive Officer, Chief	October 18, 2011
Joseph R. Cellura	Financial Officer, Chairman of
the Board of Directors
(Principal Executive Officer,
Principal Financial Officer)

/s/Craig Fielding	Director	October 18, 2011
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

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Consorteum Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(a Development Stage Company)

	June 30,	June 30,
	2011	2010
ASSETS
Current Assets:
Cash	$3,641	$9,110
Other receivable	-	11,061
Deferred finance charges	8,394	20,543
Total current assets	12,035	40,714

Property and equipment, net of accumulated depreciation	3,938	5,201
Intangible assets, net	-	9,922
Total assets	$15,973	$55,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$745,478	$656,438
Bank indebtedness	158,307	128,489
Loans payable-short term	992,085	985,041
Convertible promissory notes	163,235	-
Due to stockholders	523	253,543
Total current liabilities	2,059,628	2,023,511

Convertible notes, net of short-term portion	364,062	-
Total liabilities	2,423,690	2,023,511

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized: none issued and outstanding	-	-
Common stock; $.001 par value; 500,000,000 shares authorized; 304,147,714 and 93,953,715 issued and outstanding	304,148	93,954
Collateralized shares issued	(137,500)	(137,500)
Additional paid-in capital	3,135,529	2,737,908
Treasury stock	-	15,286
Accumulated other comprehensive loss	(171,509)	(54,694)
Deficit accumulated during the development stage	(5,538,385)	(4,622,628)

Total stockholders’ deficit	(2,407,717)	(1,967,674)

Total liabilities and stockholders’ deficit	$15,973	$55,837

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Consorteum Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

			Cumulative from
			Inception
	Year ended		(November 7, 2005
	June 30,		through
	2011	2010	June 30, 2011

Revenues	$-	$1,873	$248,290

Operating expenses
Selling, general and administrative	852,905	1,276,056	4,925,490
Total operating expenses	852,905	1,276,056	4,925,490

Operating loss	(852,905)	(1,274,183)	(4,677,200)

Other expense
Equity in an affiliated company	-	(49,925)	(282,474)
Impairment of an investment in affiliated company	-	-	(78,783)
Gain on debt restructuring	78,684	-	78,684
Interest expense	(141,536)	(275,240)	(578,612)
	(62,852)	(325,165)	(861,185)

Net loss	(915,757)	(1,599,348)	(5,538,385)

Foreign currency translation adjustment	(116,815)	(205,736)	(171,509)

Comprehensive loss	$(1,032,572)	$(1,805,084)	$(5,709,894)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	206,796,885	70,935,189

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

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.
(FORMERLY IMPLEX CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
JUNE 30, 2011, and 2010
(EXPRESSED IN U.S. DOLLARS)

Consorteum Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Cumulative from
			Inception
	Year ended		(November 7, 2005
	June 30,		through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(915,757)	$(1,599,348)	$(5,538,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in an affiliated company	-	49,925	282,474
Impairment in investment of an affiliated company	-	-	78,213
Depreciation	1,625	2,239	14,972
Stock issued on reverse merger	-	-	35,579
Gain on forgiveness or restructuring of debt	(90,593)	(294,974)	(385,567)
Fair value of options	-	158,436	158,436
Amortization of deferred finance charges and debt discount	19,038	31,957	50,995
Impairment of intangible asset	10,279	-	10,279
Fair value of shares issued for services	63,000	-	63,000
Changes in operating assets and liabilities:
Other receivable	11,512	5,118	8,423
Prepaid expenses	-	1,285	-
Accounts payable and accrued liabilities	244,029	784,954	2,976,162
Accrued interest	186,609	-	186,609

Net cash used in operating activities	(470,258)	(860,408)	(2,058,810)

Cash flows used in investing activities:
Capital expenditures	-	-	(19,249)
Acquisition of investment in affiliated company	-	9,814	(277,102)

Net cash provided (used in) by investing activities	-	9,814	(296,351)

Cash flows from financing activities:
Proceeds from loans	45,000	491,497	1,501,472
Repayment of loans	(74,408)	(139,114)	(217,811)
Proceeds from bank indebtedness	-	32,275	141,691
Repayment of bank indebtedness	(9,900)	-	(16,392)
Proceeds from issuance of capital stock	-	130,988	131,074
Proceeds from stockholders' advances	111,300	343,794	1,710,419
Repayment of stockholders' advances	(111,878)	-	(1,327,888)
Proceeds from the issuance of convertible promissory notes	504,301	-	504,301

Net cash provided by financing activities	464,415	859,440	2,426,866

Effect of exchange rate on cash	374	79	(68,064)

Net increase (decrease) in cash	(5,469)	8,925	3,641

Cash, beginning of period	9,110	185	-

Cash, end of period	$3,641	$9,110	$3,641

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:

Fair value of shares to satisfy obligations under loan payable	$83,670	$-	$83,670
Fair value of shares to satisfy certain liabilities	$180,000	$-	$180,000
Fair value of shares to satisfy obligations to stockholders	$261,539	$-	$261,539
Carrying value of shares issued from treasury stock	$17,835	$-	$17,835

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

Going Concern Assumption
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of June 30, 2011, the Company had a deficit accumulated during the development stage of approximately $5.5 million and incurred a loss of approximately $915,000 during fiscal 2011.

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

q)	Reclassification
The presentation of the certain balances in the Company’s financial statements as of and for the year ended June 30, 2010 have been reclassified to conform to current year presentation.

3.	Fair Value Measurements
The Company adopted ASC 820 “Fair Value Measurements and Disclosures” . ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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

Purchase price allocation as follows:
Purchase Price			$46,717

Cash		$9,814
Accounts Receivable		150,872
Total Assets		$160,686

Accounts Payable	$40,199
Loan Payable	$83,692

Total Liabilities		$123,891

Net Assets Acquired			$36,795

Intangible			$9,922

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

The Company incurred interest and other financing costs of approximately $20,000  and $9,000 during fiscal 2011 and 2010, respectively.

7.  Loans payable and convertible promissory notes

Loans payable are as follows:

	June 30,	June 30,
	2011	2010

Loans payable, bearing interest at rates between 10% and 18% per annum. Interest payable monthly. These loans are past due. Unsecured and payable on demand. Accrued interest of $ 90,926 and $43,906 at June 30, 2011 and 2010, respectively	$992,085	$1,024,279
Less: unamortized discount	(-)	(39,238)
Loans payable	$992,085	$985,041

	June 30,	June 30,
	2011	2010
Convertible promissory notes, bearing interest between 12% and 18% per annum, maturing between October 2011 and November 2012. Interest payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.03 to 35% discount of market. Accrued interest of $45,667 at June 30, 2011.	$543,235	$-
Less: unamortized discount	(15,938)	(-)
Convertible promissory notes	$527,297	$-
Less: short-term portion	(163,235)	(-)
Convertible promissory notes-long-term portion	$364,062	$-

The Company issued two convertible promissory note amounting to $504,000 during fiscal 2011.  Additionally, the Company reclassified a convertible promissory note of approximately $32,000 during 2011, which was previously recognized as a loan payable.  In connection with the issuance convertible promissory notes during fiscal 2011, the Company paid consideration of approximately $23,000, which was recognized as debt discount, of which approximately $7,000 was recognized as interest expense.

The Company received approximately $45,000 and $491,000 from the issuance of loans payable during fiscal 2011 and 2010, respectively.

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

During fiscal 2011, the Company issued 2,067,184 warrants having an exercise price of $0.015 per share of common stock, expiring in May 2006.  Such warrants were issued in connection with an issuance of a convertible promissory note amounting to approximately $124,000.  The Company determined that there was no intrinsic value associated with the granting of these warrants associated with this convertible promissory note.

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

During fiscal 2010, the Company issued 13,750,000 in an escrow account to be used as collateral to secure certain liabilities to its outside counsel and are recognized as collateralized shares issued in the accompanying consolidated statement of stockholders’ deficit at June 30, 2011 and 2010, respectively.  The shares have not been released from escrow as of such dates.

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

Employment Agreement- Craig Fielding

The Company has entered in an employment agreement with Mr. Craig Fielding, as chief executive officer of Consorteum, Inc.  Please find below a summary of the terms of such agreement:

•	Retroactive to June 1, 2011
•	Base salary of $240,000
•	5,000,000 options, at terms to be determined
•	Unspecified pension and compensation retirement plan, at terms to be determined
•
Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 5% of the purchase price in the event of a sale of the Company and 2% of capital raised.