Form 10-Q
period 2011-09-30
Consorteum Holdings, Inc.
filed 2011-11-21
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

Consorteum Holdings Inc.

(Exact Name of Company as Specified in its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 Church Street, Suite 14, Los Gatos, California 95030
(Address of Principal Executive Offices)

(888) 702-3410
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
Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

As of November 21, 2011, the Company had 304,147,714 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CONSORTEUM HOLDINGS, INC.)

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Consorteum Holdings Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$-	$3,641
Other receivable	-	-
Deferred finance charges	4,227	8,394
Total current assets	4,227	12,035

Property and equipment, net of accumulated depreciation	3,643	3,938
Total assets	$7,870	$15,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Bank overdraft	$323	$-
Accounts payable and accrued expenses	703,593	745,478
Bank indebtedness	148,064	158,307
Loans payable-short term	938,448	964,087
Convertible promissory notes	2,382,226	163,235
Due to stockholders	489	523
Total current liabilities	4,173,143	2,031,630

Convertible loans payable, net of short-term portion	419,651	364,062

	4,592,794	2,423,690
Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized:8,000,000 issued and outstanding at September 30, 2011	8,000	-
Common stock; $.001 par value; 500,000,000 shares authorized;304,147,714 issued and outstanding	304,148	304,148
Collateralized shares issued	(137,500)	(137,500)
Additional paid-in capital	3,223,529	3,135,529
Accumulated other comprehensive loss	(79,053)	(171,509)
Deficit accumulated during the development stage	(7,904,048)	(5,538,385)

Total stockholders’ deficit	(4,584,924)	(2,407,717)

Total liabilities and stockholders’ deficit	$7,870	$15,973

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			Inception
			(November 7, 2005)
	Three Months ended September 30,		Through
	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$-	$-	$248,290

Operating expenses:
Selling, General and administration expenses	228,357	69,742	5,153,847
Total operating expenses	228,357	69,742	5,153,847

Operating loss	(228,357)	(69,742)	(4,905,557)

Other expense:
Equity in net loss of an affiliated company	-	-	(282,474)
Impairment of an investment in affiliated company	-	-	(78,783)
Gain on debt restructuring	-	-	78,684
Interest expense	(63,660)	(49,746)	(642,272)
	(63,660)	(49,746)	(924,845)

Net loss	(292,017)	(119,488)	(5,830,402)

Foreign currency translation adjustment	92,456	(46,136)	(79,053)

Comprehensive loss	$(199,561)	$(165,624)	$(5,751,349)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	304,147,714	97,646,022

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			Inception
			(November 7, 2005)
	Three Months Ended September 30,		Through
	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(292,017)	$(119,488)	$(5,830,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net of an affiliated company	-	-	282,474
Impairment in investment of an affiliated company	-	-	78,213
Depreciation	295	398	15,267
Stock issued on reverse merger	-	-	35,579
Gain on forgiveness or restructuring of debt	-	-	(385,567)
Fair value of options	-	-	158,436
Amortization of debt discount	15,938	-	15,938
Amortization of deferred finance charges	3,624	13,695	54,619
Impairment of intangible asset	-	-	10,279
Fair value of common shares issued for services	-	-	63,000
Fair value of preferred shares issued for services	96,000	-	96,000
Changes in operating assets and liabilities:
Other receivable	-	(23)	8,423
Accounts payable and accrued liabilities	(6,599)	41,480	2,969,563
Accrued interest	64,819	-	251,428

Net cash used in operating activities	(117,940)	(63,938)	(2,176,750)

Cash flows used in investing activities:
Capital expenditures	-	-	(19,249)
Acquisition of investment in affiliated company	-	-	(277,102)

Net cash used in investing activities	-	-	(296,351)

Cash flows from financing activities:
Proceeds from loans	-	36,050	1,881,472
Repayment of loans	-	(9,141)	(217,811)
Proceeds from bank indebtedness	-	-	141,691
Repayment of bank indebtedness	-	(9,527)	(16,392)
Proceeds from issuance of capital stock	-	-	131,074
Proceeds from stockholders' advances	-	41,238	1,710,419
Repayment of stockholders' advances	-	-	(1,327,888)
Proceeds from the issuance of convertible promissory notes	114,000	-	238,301

Net cash provided by financing activities	114,000	58,620	2,540,866

Effect of exchange rate on cash	(24)	223	(68,088)

Net decrease in cash	(3,964)	(5,095)	(323)

Cash, beginning of period	3,641	9,110	-

Cash, end of period	$(323)	$4,015	$(323)

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:

Fair value of shares to satisfy obligations under loan payable	$-	$48,000	$83,670
Fair value of shares to satisfy certain liabilities	$-	$-	$180,000
Fair value of shares to satisfy obligations to stockholders	$-	$-	$261,539
Carrying value of shares issued from treasury stock	$-	$-	$17,835
Fair value of convertible notes issued related to acquisition	$2,073,646	$-	$2,073,646
Fair value of loans payable issued to satisfy certain liabilities	$-	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.
(A Development stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (November 7, 2007) to September 30, 2011

					Discount on				Accumulated Other	Retained Earnings	Total
	Series A Preferred Stock		Common Stock		Common	Collateralized	Treasury	Additional	Comprehensive	(Accumulated	Stockholders'
	Shares	$	Shares	$	Stock	Shares Issued	Stock	Paid-in Capital	Income (loss)	Deficit)	Equity (Deficit)

Balance, November 7, 2005	-	$-	39,999,750	$40,000	$(40,000)	$-	$-	$-	$-	$-	$-
									-
Common stock issued at inception	-	-	24,000,000	24,000	(23,900)	-	-	-	-	-	100
Common stock issued for cash	-	-	3,200,000	3,200	12,800	-	-	-	-	-	16,000
Net income	-	-	-	-	-	-	-	-		467	467
Ending balance, December 31, 2005	-	-	67,199,750	67,200	(51,100)	-	-	-		467	16,567

Common stock issued for cash	-	-	2,250,000	2,250	9,000	-	-	-	-	-	11,250
Common stock issued for services rendered	-	-	400,000	400	5,600	-	-	-	-	-	6,000
Services contributed by stockholder	-	-	-	-	10,320	-	-	-	-	-	10,320
Net loss	-	-	-	-	-	-	-	-	-	(24,960)	(24,960)
Ending balance, December 31, 2006	-	-	69,849,750	69,850	(26,180)	-	-	-		(24,493)	19,177

Stockholder contributions	-	-	-	-	-	-	-	6,085	-	-	6,085
Services contributed by stockholder	-	-	-	-	-	-	-	2,400	-	-	2,400
Net loss	-	-	-	-	-	-	-	-	-	(38,862)	(38,862)
Ending balance, December 31, 2007	-	-	69,849,750	69,850	(26,180)	-	-	8,485	-	(63,355)	(11,200)

Common stock issued for cash	-	-	10,000	10	-	-	-	-	-	-	10
Stockholder contributions	-	-	-	-	-	-	-	4,174	-	-	4,174
Services contributed by stockholder	-	-	-	-	-	-	-	1,700	-	-	1,700
Recapitalization on reverse merger	-	-	-	-	(8,015)	-	-	(14,359)	(51,077)	(802,144)	(875,595)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(30,722)	-	(30,722)
Net loss	-	-	-	-	-	-	-	-		(999,247)	(999,247)
Ending balance, June 30, 2008	-	-	69,859,750	69,860	(34,195)	-	-	-	(81,799)	(1,864,746)	(1,910,880)

Stock cancellation	-	-	(23,000,000)	(23,000)	23,000	-	-	-			-
Assumptions of liabilities and loan on reverse merger transaction	-	-	-	-	(105,029)	-	-	-			(105,029)
Foreign currency translation adjustment	-	-	-	-		-	-	-	232,841		232,841
Net loss	-	-	-	-	-	-	-	-		(1,158,534)	(1,158,534)
Ending balance, June 30, 2009	-	-	46,859,750	46,860	(116,224)	-	-	-	151,042	(3,023,280)	(2,941,602)

Shares issued for market awareness	-	-	3,280,000	3,280	(3,280)	-	-	-	-	-	-
Shares issued for cash	-	-	300,000	300	119,504	-	-	11,184	-	-	130,988
Shares issued for services rendered	-	-	30,300,000	30,300	-	(137,500)	-	1,143,200	-	-	1,036,000
Shares issued from term note	-	-	1,500,000	1,500	-	-	-	388,397	-	-	389,897
Shares issued to extinguish debt	-	-	27,000,000	27,000	-	-	-	138,500	-	-	165,500
Shares returned to treasury	-	-	(15,286,035)	(15,286)	-	-	15,286	-	-	-	-
Options issued	-	-	-	-	-	-	-	158,436	-	-	158,436
Forgiveness of debt	-	-	-	-	-	-	-	898,191	-	-	898,191
Foreign currency translation	-	-	-	-	-	-	-	-	(205,736)	-	(205,736)
Net loss	-	-	-	-	-	-	-	-		(1,599,348)	(1,599,348)
Ending balance, June 30, 2010	-	-	93,953,715	93,954	-	(137,500)	15,286	2,737,908	(54,694)	(4,622,628)	(1,967,674)

Fair value of shares issued for services	-	-	23,000,000	23,000	-	-	-	40,000	-	-	63,000
Fair value of shares issued in lieu of interest	-	-	1,500,000	1,500	-	-	-	3,000	-	-	4,500
Fair value of shares issued to satisfy obligations under loans payable	-	-	37,498,000	37,498	-	-	-	46,172	-	-	83,670
Fair value of shares issued to satisfy certain liabilities	-	-	61,000,000	61,000	-	-	-	119,000	-	-	180,000
Fair value of shares to satisfy obligations to shareholders	-	-	73,160,999	73,161	-	-	-	188,198	-	-	261,359
Shares issued from treasury	-	-	17,835,000	17,835	-	-	(15,286)	(2,549)	-	-	-
Shares returned to treasury	-	-	(3,800,000)	(3,800)	-	-	-	3,800	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(116,815)	-	(116,815)
Net loss	-	-	-	-	-	-	-	-		(915,757)	(915,757)
Ending balance, June 30, 2011	-	-	304,147,714	$304,148	-	(137,500)	-	3,135,529	(171,509)	(5,538,385)	(2,407,717)
Fair value of preferred stock issued for services	8,000,000	8,000	-	-	-	-	-	88,000	-	-	96,000
Foreign currency translation	-	-	-	-	-	-	-	-	92,456	-	92,456
Distributions	-	-	-	-	-	-	-	-	-	(2,073,646)	(2,073,646)
Net loss	-	-	-	-	-	-	-	-	-	(292,017)	(292,017)
Ending balance, September 30, 2011 (unaudited)	8,000,000	$8,000	304,147,714	$304,148	-	$(137,500)	$-	$3,223,529	$(79,053)	$(7,904,048)	$(4,584,924)

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.
(A DEVELOPMENT STAGE COMPANY)
 Notes to Consolidated Financial Statements
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

On June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Media Exchange Group, Inc. (“MEXI”) pursuant to which the Company agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011. Such rights include, but are not limited to, MEXI’s name, phone number and listing, goodwill and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the MEXI’s rights under certain licensing agreements.

On November 21, 2011 Consorteum Holdings Inc. changed its name to game2MOBILE International Corporation.

Going Concern Assumption
The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of September 30, 2011, the Company had a deficit accumulated during the development stage of approximately $7.9 million and incurred a loss of approximately $292,000 for the period.

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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ending September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2012.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent with that of the previous year. Set forth below are the Company's significant accounting policies:

a)	Basis of Presentation
The consolidated financial statements include the accounts of game2MOBILE International Corporation, Consorteum Inc., and My Golf Rewards Canada, Inc. All significant intercompany balances and transactions are eliminated in consolidation. The merger of Holdings and Consorteum has been recorded as a recapitalization of Holdings, with the net assets of Consorteum and Holdings brought forward at their historical bases and represents a continuation of the financial statements of Consorteum. The substance of the Company’s share issuance and the reorganization is a transaction which results in Consorteum becoming a listed public entity through Holdings’ acquisition of Consorteum's net assets.

b)	Cash and cash equivalents
Cash and cash equivalents comprise bank balances and short-term bank deposits with an original maturity of three months or less.

c)	Equipment, Net
Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

d)	Impairment of Long Lived Assets
In accordance with ASC 360, "Property, plant and equipment," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management has evaluated whether the intangible asset as of June 30, 2011 is impaired.  Management cannot ascertain that the carrying value of the intangible asset is recoverable.  Accordingly, management has reduced the carrying value of the intangible asset at June 30, 2011 from approximately $10,000 to $0. As of September 30, 2011 the carrying value remains at $0.

e)	Accounts Receivable
 The Company carries its accounts receivable at invoice amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its receivables and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Other receivables are recorded at cost and represent the best estimate of the amount recoverable.

f)	Deferred Finance Charges
Deferred finance charges represent the unamortized financing costs associated with the issuance of debt instruments and are amortized over the terms of the respective financing arrangement.

g)	Revenue Recognition
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
In accordance with the provision of ASC 830, "Foreign Currency Matters," the Company, who’s functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

k)	Comprehensive Income or Loss
The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

l)	Earnings or Loss Per Share
The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive.

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

n)           Concentration of Credit Risk
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

o)	Recent Accounting Pronouncements
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
Equipment consists of cost of computer equipment of approximately $20,000, at September 30, 2011 and June 30, 2011, respectively, and related accumulated depreciation of $17,295 and $17,000 at September 30, 2011 and June 30, 2011, respectively.

 Depreciation expense amounted to approximately $295 and $398 during the nine month period ended September 30, 2011 and 2010, respectively.

5.	Intangible Asset
As a result of the acquisition of the intellectual property in Media Exchange Group Inc., (“MEXI”) the Company acquired an interest in the rights to a software license with a mobile content delivery platform, CAPSA, and other proprietary software necessary to operate the business. Based on management’s evaluation of the details in the transactions disclosed in Note 12 it was concluded that the asset purchase agreement between MEXI and Consorteum is a transaction consummated between two entities under common control. In accordance with ASC 845-1-S99, Transfers of Non-Monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock should be recorded at the transferor’s historical cost basis in accordance with GAAP.  Accordingly, MEXI’s rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business, were valued at the historical cost basis of zero.

6.	Bank Indebtedness
Bank indebtedness is comprised of a Royal Bank of Canada (“RBC”) demand term loan and an operating credit facility. Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum. The loan was scheduled to mature in June 2013. The loan is secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.

As of September 30, 2011 the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. The Company has been unable to meet any repayment terms and accordingly in 2010 RBC has commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both officers acting as stockholders. As of September 30, 2011 the Company has reached a tentative agreement to settle the liability for a total of CAN$158,307 (translated into US$148,064) inclusive of all interest, penalties and costs.

7.	Loans payable and convertible promissory notes

Loans payable are as follows:
	September 30,	June 30,
	2011	2011
Loans payable, bearing interest at rates between 10% and 18% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand.  Accrued interest of $98,072 and $90,926 at September 30, 2011 and June 30 2011, respectively.

Total Loans payable	$964,080	$992,085

Convertible promissory notes, bearing interest between 5% and 18% per annum, maturing between December 2008 and November 2012. Interest payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.01 to 35% discount of market.

Accrued interest of $53,245 and $45,667 at September 30, 2011 and June 20, 2011.	$699,508	$543,235

Less: unamortized discount	$-	$(15,938)

Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.004 to $0.025. Accrued interest acquired as of July 2011 (acquisition date) totaled $57,447 and accrued interest from July 2011 to September 2011 totaled $28,723.	$2,102,369	$-

Less: short-term portion	$(2,382,226)	$(163,235)

Convertible promissory notes-long-term portion	$419,651	$364,062

The Company received approximately $114,000 and $45,000 from the issuance of loans payable during the three months ended September 30, 2011 and the year ended June 30, 2011, respectively.

The Company made principal repayments on loans payable of approximately $0 and $74,000 during the three months ended September 30, 2011 and the year ended June 30, 2011, respectively.

The Company issued 37,498,000 shares of its common stock to satisfy obligations under certain loans payable aggregating approximately $84,000 during the year ended June 30, 2011. The Company did not issue any shares to satisfy obligations under certain loans payable during the three months ended September 30, 2011.

The Company recognized interest expense of approximately $64,000 and $50,000 during the three months ended September 30, 2011 and 2010, respectively.

8.	Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment. From inception to June 30, 2011, stockholders advanced to the Company approximately $1.7 million and repaid $1.3 million. In addition the Company issued 73,160,999 shares of its common stock at a fair value of approximately $261,000 to satisfy certain of its obligation to such stockholders. There has been no movement in shareholder loans for the three months ended September 30, 2011.

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

There were no common stock issuances for the three months ended September 30, 2011.

Preferred Stock

As of September 30, 2011, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

On July 8, 2011 the Company’s Board of Directors authorized the creation of 5,000,000 shares of its Series A Preferred Stock, par value $.001 per share with voting rights of 200 to 1 (the “Series A Preferred Shares”). The Series A Preferred carry conversion rights into common stock at a ratio of 1:1.

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

On July 8, 2011 the Company’s Board of Directors authorized the issuance of the 4,000,000 shares of the Company’s Preferred Shares to Joseph R. Cellura, the Company’s CEO, as part of his compensation in accordance with the terms of his executory contract.

On July 8, 2011 the Company’s Board of Directors authorized the issuance of the 4,000,000 shares of the Company’s Preferred Shares to Craig Fielding the CEO of Consorteum Inc., a wholly owned subsidiary of the parent company as part of his compensation in accordance with the terms of his executory contract.

The 8,000,000 preferred shares were valued at $0.012 on the date of issuance and as a result the Company recorded $96,000 of compensation expense which is included in selling, general and administrative expense.

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

During the three months ended September 30, 2011 the Company issued 325,000 five year warrants having an exercise price of $0.025 per share of common stock. Such warrants were issued in connection with an issuance of convertible notes amounting to $114,000. The Company determined that there was no intrinsic value associated with the granting of these warrants associated with this convertible note.

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
The unissued options are excluded from the stock option activity summarized below.

Stock option activity as of September 30, 2011 and for the year ended June 30, 2011, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at June 30, 2009	-	$-	-

Granted	2,500,000	0.15
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2010	2,500,000	0.15	2.48	$-

Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2011	2,500,000	$0.15	1.48	$-

Exercisable and vested at June 30, 2011	2,500,000	$0.15	1.48	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2011	2,500,000	$0.15	1.48	$-

Exercisable and vested at September 30, 2011	2,500,000	$0.15	1.48	$-

There were no stock options issued prior to June 30, 2009.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

At September 30, 2011 and June 30, 2011, respectively, there is no unrecognized expense associated with the issuance of stock options.

11.	Legal Proceedings

In 2010, the Royal Bank of Canada commenced an action in Toronto, Canada against a subsidiary of the Company to recover amounts allegedly due under bank indebtedness totaling $158,307.  Two of the Company’s stockholders guaranteed the bank indebtedness, and the Royal Bank of Canada has joined these two individuals as defendants in the legal proceedings and is looking to these parties as part of the recovery process.

During the year ended June 30, 2011, a Consorteum Subsidiary had been involved in a number of litigation proceedings with the bank, and has reached a tentative agreement to settle the liability for a total of CAN$158,307, inclusive of all interest, penalties and costs. As of September 30, 2011, the Company reduced the value of the total liability to $148,064 to reflect the change in the exchange rate between the US Dollar and the Canadian Dollar.

12.	Acquisition

Asset Purchase Agreement- Media Exchange Group, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Media Exchange Group, Inc. (“MEXI”) pursuant to which the Company has agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011. Such rights include, but are not limited to, MEXI’s name, phone number and listing, goodwill and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the MEXI’s rights under certain licensing agreements.

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
A majority shareholder of MEXI and the former Chief Executive Officer, Director and Chairman of the Board of MEXI  ( who resigned on June 3, 2011) organized the asset purchase agreement with MEXI.

On July 8, 2011 the former CEO of MEXI assumed the position of the Chairman and Chief Executive Officer of Consorteum Holdings, Inc. and in accordance with the Board of Director’s authorization, was issued 4,000,000 shares of Consorteum’s Preferred Shares as part of his compensation in accordance with the terms of his executory contract.

Based on management’s evaluation of the details in the transactions disclosed above it was concluded that the asset purchase agreement between MEXI and Consorteum is a transaction consummated between two entities under common control. In accordance with ASC 845-1-S99, Transfers of Non-Monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock should be recorded at the transferor’s historical cost basis in accordance with GAAP.  Accordingly, MEXI’s rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business, were valued at the historical cost basis of zero.

Accordingly, the Company has accounted for the assumption of the $2,073,646 of the indebtedness of MEXI (principal and accrued interest as of July 2011) and is included in convertible notes payable in current liabilities and the corresponding debit has been accounted for as a distribution in stockholders’ deficit.

The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Media Exchange Group had occurred as of the following period:

For the three months ended September 30, 2010
(UNAUDITED)
Net revenues	$-
Net profit (loss)	$(356,216)
Net profit (loss) per share from continuing operations	$(0.00)
Weighted average number of shares - Basic and diluted	97,646,022

13.  Subsequent Events

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

On November 4, 2011, Consorteum Holdings, Inc. (the “Company”) entered into Amendment No. 1 (the “Amendment”) to the Acquisition Agreement (the “Agreement”) with Tarsin (Europe) LTD, a company organized under the laws of the United Kingdom (“Seller”).  Pursuant to the Amendment, the Company purchased 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin Subsidiary”), from Seller for: (1) a total of 24,500,000 shares of the Company’s common stock issued at a deemed issuance price of $0.10 per share; and (2) a cash payment of $3,000,000 to Seller as follows: (i) $200,000 no later than January 30, 2012, (ii) $800,000 no later than March 31, 2012, (iii) $1,000,000 no later than July 31, 2012, and (iv) $1,000,000 no later than December 31, 2012.  Further, the Company also paid in full the existing outstanding balance owed by Seller on its line of credit established with NAT West in the total amount of $90,000.  Until such time as the Company has a market capitalization equal to or greater than $100,000,000, the shares received by Seller are entitled to anti-dilution protection for certain dilutive issuances, not including issuances to employees, consultants, lenders, or other goods or service providers.  Pursuant to the Amendment, Seller further agreed to grant to us an exclusive, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology in consideration for a 12.5% royalty fee calculated on future net revenues from the use of the CAPSA Mobile Platform technology.  The Company is further obligated to provide or procure working capital to Tarsin Subsidiary as follows: (1) $300,000 no later than December 31, 2011, and (2) an additional $250,000 no later than March 31, 2012 and (3) an additional $1,150,000 no later than December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

As used in this Quarterly Report, the terms “we,” “us,” and “our,” shall mean Consorteum Holdings, Inc., and our current subsidiaries Tarsin, Inc. (“Tarsin”), Media Exchange Group, Inc. (“MEXI”), and Consorteum, Inc., (“Consorteum Sub”), collectively, unless otherwise indicated.

OVERVIEW

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

As each of our subsidiaries is described in further detail below, the overall synergy of our sales strategy relies on the unique capability that each of our subsidiaries contribute. Consorteum Sub will continue to launch its initiative with the First Nations, but is hsown organizationally as reporting under the Media Exchange subsidiary.

In June 2009, we closed an exchange agreement with Consorteum Sub, pursuant to which we became a holding company and our business was conducted through Consorteum Sub.  On June 6, 2011, we acquired the digital trading card business and platform, as well as all other intangible assets of MEXI.  Finally, on October 4, 2011, pursuant to an acquisition agreement with Tarsin LTD, a company organized under the laws of the United Kingdom, we acquired Tarsin, as well as an exclusive, worldwide perpetual license to use, distribute, and sell the Capsa Mobile Platform technology (“CAPSA”) of Tarsin LTD.

Consorteum Sub brings together its experience in the payment processing and financial transaction markets.  Recent advances in technology have enabled smart phones to develop custom applications that will allow the phone to process payments, conduct banking transactions and emulate the traditional role that Automated Teller Machines (ATM) machines now play.  We intend to leverage our expertise in mobile applications development to target new opportunities to provide traditional banking and payment services to our customers.

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

Tarsin has established capabilities in the mobile handset market which we can use to ensure cross functionality of our mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the initial traction that Tarsin has gained in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $0 cash at September 30, 2011.  Our working capital deficit amounted to approximately $4.2 million at September 30, 2011.

During the three-month period ended September 30, 2011, we used cash in our operating activities amounting to approximately $118,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $292,000 adjusted for the following:

•	Amortization of debt discount of approximately $16,000;
•	Fair value of preferred shares issued for services of $96,000;
•	Amortization of deferred finance charges of approximately $3,600;
•	Depreciation of approximately $300;

 Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:
•	A decrease in our accounts payable and accrued liabilities expenses of approximately $6,600;

•	An increase of accrued interest of approximately $65,000, resulting from the issuance of assumed loans as a result of an acquisition;

During the three-month period ended September 30, 2011, we generated cash from financing activities of approximately $114,000, which consists of the proceeds from the issuance of convertible notes.

During the three-month period ended September 30, 2010, we used cash in our operating activities amounting to approximately $64,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $120,000 adjusted for the following:

•	Amortization of deferred financing of approximately $13,700;
•	Depreciation of approximately $400;

 Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued liabilities expenses of approximately $41,500, resulting from slower payment processing due to our financial condition.

During the three-month period ended September 30, 2010, we generated cash from financing activities of approximately $58,600, which consist of the proceeds from the issuance of loans and due to stockholders offset by principal repayments on such debt amounting to approximately $18,700.

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

RESULTS OF OPERATIONS

Consorteum Holdings, Inc.
RESULTS OF OPERATIONS
			Increase/	Increase/
	Three Months ended		(Decrease)	(Decrease)
	September 30,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010

Revenues:	$-	$-	$-	0.0%

Operating expenses:
Selling, general and administrative	228,357	69,742	158,615	227.4%
Total operating expenses	228,357	69,742	158,615	227.4%

Operating loss	(228,357)	(69,742)	(158,615)	227.4%

Other expense:
Interest expense	(63,660)	(49,746)	(13,914)	28.0%
	(63,660)	(49,746)	(13,914)	28.0%

Net loss	$(292,017)	$(119,488)	$(172,529)	144.4%

NM: Not Meaningful

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to marketing programs, which consists mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our marketing plans and our operations. and legal expenses and professional fees.

The increase in our selling, general, and administrative expenses during the three month period ended September 30, 2011 when compared with the prior period is primarily attributable to increased expenses, mainly compensation expense and professional fees, associated with the July 2011 acquisition.

Interest Expense

Interest consists of interest payable pursuant to stated rate on interest bearing indebtedness.

The increase in interest expense during the three month period ended September 30, 2011 when compared with the prior period is primarily due to the issuance of new convertible notes in addition to the convertible notes assumed from the MEXI acquisition.

GOING CONCERN

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2011, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control system is a process designed by, or under the supervision of, its principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  As a result of its assessment, management identified material weaknesses in our internal control over financial reporting.  Based on the weaknesses described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2011:

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

•
Our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions.  Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Consorteum Sub has been involved in a number of litigation proceedings with the bank and has attempted to reach an agreement to settle the liability for a total of $158,307, inclusive of all interest, penalties and costs. The parties are currently discussing the terms and conditions of the payment of the amount set out above. On September 30, 2011 we reduced the value of the total liability to $148,064 to reflect the change in the exchange rate between the US Dollar and the Canadian Dollar.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011 the Company had no capital stock transactions.

During the three months ended September 30, 2011 the Company’s Board of Directors authorized the issuance of 8,000,000 shares of the Company’s Preferred Shares Series A.  These shares were valued at $0.012 on the date of issuance and as a result the Company recorded $96,000 of compensation expense which is included in selling, general and administrative expense.

All of the transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3. Defaults upon Senior Securities.

There have been no events which are required to be reported under this item.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There have been no events which are required to be reported under this item.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: November 21, 2011

	By:	/s/Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: November 21, 2011

Name	Position	Date

/s/Joseph R. Cellura	Chief Executive Officer, Chief	November 21, 2011
Joseph R. Cellura	Financial Officer, Chairman of
the Board of Directors
(Principal Executive Officer,
Principal Financial Officer)

/s/Craig Fielding	Director	November 21, 2011
Craig Fielding

EXHIBIT LIST

Exhibit No.	Description

10.1	Acquisition Agreement with Tarsin LTD, dated October 4, 20111

10.1	Amendment No. 1 to Acquisition Agreement with Tarsin LTD, dated November 4, 20112

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Filed as an exhibit to the Current Report on Form 8-K filed on October 11, 2011 with the Commission and incorporated by reference herein.
2 Filed as an exhibit to the Current Report on Form 8-K filed on November 9, 2011 with the Commission and incorporated by reference herein.