Form 10-Q/A
period 2011-09-30
Consorteum Holdings, Inc.
filed 2011-12-14
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
(Company’s Telephone Number)

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

As of December 13, 2011, the Company had 304,147,714 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q of Consorteum Holdings, Inc. (the “Company”) for the quarter ended September 30, 2011 (the “Original Filing”), that was filed with the Securities and Exchange Commission on November 11, 2011. The Amendment is being filed to include certain revised and clarified disclosures to its financial and non-financial presentations set forth in the Original Filing and to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

Specifically, this Amendment amends and restates, in their entireties, Items 1, 2 and 4 of Part I and Item 1, 2, and 6 of Part II of the Original Filing.  Additionally, Exhibit 101 to this Amendment provides the revised financial statements and related notes formatted in XBRL.  Finally, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing.  However, for the convenience of the reader, this Amendment restates in its entirety, the Original Filing. The Amendment continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) subsequent to the filing of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

CONSORTEUM HOLDINGS, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Consorteum Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$-	$3,641
Other receivable	-	-
Deferred finance charges	4,227	8,394
Total current assets	4,227	12,035

Property and equipment, net of accumulated depreciation	3,643	3,938
Total assets	$7,870	$15,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$323	$-
Accounts payable and accrued expenses	703,593	745,478
Bank indebtedness	148,064	158,307
Loans payable-short term	938,448	964,087
Convertible promissory notes	2,382,226	163,235
Due to stockholders	489	523
Total current liabilities	4,173,143	2,031,630

Convertible loans payable, net of short-term portion	419,651	364,062

	4,592,794	2,423,690
Stockholders’ Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized:
8,000,000 issued and outstanding at September 30, 2011	8,000	-
Common stock; $.001 par value; 500,000,000 shares authorized;
304,147,714 issued and outstanding	304,148	304,148
Collateralized shares issued	(137,500)	(137,500)
Additional paid-in capital	3,223,529	3,135,529
Accumulated other comprehensive loss	(79,053)	(171,509)
Deficit accumulated during the development stage	(7,904,048)	(5,538,385)

Total stockholders’ deficit	(4,584,924)	(2,407,717)

Total liabilities and stockholders’ deficit	$7,870	$15,973

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			Inception
	Three Months ended September 30,		(November 7, 2005) Through
	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$-	$-	$248,290

Operating expenses:
Selling, General and administration expenses	228,357	69,742	5,153,847
Total operating expenses	228,357	69,742	5,153,847

Operating loss	(228,357)	(69,742)	(4,905,557)

Other expense:
Equity in net loss of an affiliated company	-	-	(282,474)
Impairment of an investment in affiliated company	-	-	(78,783)
Gain on debt restructuring	-	-	78,684
Interest expense	(63,660)	(49,746)	(642,272)
	(63,660)	(49,746)	(924,845)

Net loss	(292,017)	(119,488)	(5,830,402)

Foreign currency translation adjustment	92,456	(46,136)	(79,053)

Comprehensive loss	$(199,561)	$(165,624)	$(5,751,349)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	304,147,714	97,646,022

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			Inception
			(November 7, 2005)
	Three Months Ended September 30,		Through
	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(292,017)	$(119,488)	$(5,830,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net of an affiliated company	-	-	282,474
Impairment in investment of an affiliated company	-	-	78,213
Depreciation	295	398	15,267
Stock issued on reverse merger	-	-	35,579
Gain on forgiveness or restructuring of debt	-	-	(385,567)
Fair value of options	-	-	158,436
Amortization of debt discount	15,938	-	15,938
Amortization of deferred finance charges	3,624	13,695	54,619
Impairment of intangible asset	-	-	10,279
Fair value of common shares issued for services	-	-	63,000
Fair value of preferred shares issued for services	96,000	-	96,000
Changes in operating assets and liabilities:
Other receivable	-	(23)	8,423
Accounts payable and accrued liabilities	(6,599)	41,480	2,969,563
Accrued interest	64,819	-	251,428

Net cash used in operating activities	(117,940)	(63,938)	(2,176,750)

Cash flows used in investing activities:
Capital expenditures	-	-	(19,249)
Acquisition of investment in affiliated company	-	-	(277,102)

Net cash used in investing activities	-	-	(296,351)

Cash flows from financing activities:
Proceeds from loans	-	36,050	1,881,472
Repayment of loans	-	(9,141)	(217,811)
Proceeds from bank indebtedness	-	-	141,691
Repayment of bank indebtedness	-	(9,527)	(16,392)
Proceeds from issuance of capital stock	-	-	131,074
Proceeds from stockholders’ advances	-	41,238	1,710,419
Repayment of stockholders’ advances	-	-	(1,327,888)
Proceeds from the issuance of convertible promissory notes	114,000	-	238,301
Net cash provided by financing activities	114,000	58,620	2,540,866

Effect of exchange rate on cash	(24)	223	(68,088)

Net decrease in cash	(3,964)	(5,095)	(323)

Cash, beginning of period	3,641	9,110	-

Cash, end of period	$(323)	$4,015	$(323)

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:

Fair value of shares to satisfy obligations under loan payable	$-	$48,000	$83,670
Fair value of shares to satisfy certain liabilities	$-	$-	$180,000
Fair value of shares to satisfy obligations to stockholders	$-	$-	$261,539
Carrying value of shares issued from treasury stock	$-	$-	$17,835
Fair value of convertible notes issued related to acquisition	$2,073,646	$-	$2,073,646
Fair value of loans payable issued to satisfy certain liabilities	$-	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.
(A Development stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (November 7, 2005) to September 30, 2011

					Discount on				Accumulated Other	Retained Earnings	Total
	Series A Preferred Stock		Common Stock		Common	Collateralized	Treasury	Additional	Comprehensive	(Accumulated	Stockholders’
	Shares	$	Shares	$	Stock	Shares Issued	Stock	Paid-in Capital	Income (loss)	Deficit)	Equity (Deficit)

Balance, November 7, 2005	-	$-	39,999,750	$40,000	$(40,000)	$-	$-	$-	$-	$-	$-
									-
Common stock issued at inception	-	-	24,000,000	24,000	(23,900)	-	-	-	-	-	100
Common stock issued for cash	-	-	3,200,000	3,200	12,800	-	-	-	-	-	16,000
Net income	-	-	-	-	-	-	-	-		467	467
Ending balance, December 31, 2005	-	-	67,199,750	67,200	(51,100)	-	-	-		467	16,567

Common stock issued for cash	-	-	2,250,000	2,250	9,000	-	-	-	-	-	11,250
Common stock issued for services rendered	-	-	400,000	400	5,600	-	-	-	-	-	6,000
Services contributed by stockholder	-	-	-	-	10,320	-	-	-	-	-	10,320
Net loss	-	-	-	-	-	-	-	-	-	(24,960)	(24,960)
Ending balance, December 31, 2006	-	-	69,849,750	69,850	(26,180)	-	-	-		(24,493)	19,177

Stockholder contributions	-	-	-	-	-	-	-	6,085	-	-	6,085
Services contributed by stockholder	-	-	-	-	-	-	-	2,400	-	-	2,400
Net loss	-	-	-	-	-	-	-	-	-	(38,862)	(38,862)
Ending balance, December 31, 2007	-	-	69,849,750	69,850	(26,180)	-	-	8,485	-	(63,355)	(11,200)

Common stock issued for cash	-	-	10,000	10	-	-	-	-	-	-	10
Stockholder contributions	-	-	-	-	-	-	-	4,174	-	-	4,174
Services contributed by stockholder	-	-	-	-	-	-	-	1,700	-	-	1,700
Recapitalization on reverse merger	-	-	-	-	(8,015)	-	-	(14,359)	(51,077)	(802,144)	(875,595)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(30,722)	-	(30,722)
Net loss	-	-	-	-	-	-	-	-		(999,247)	(999,247)
Ending balance, June 30, 2008	-	-	69,859,750	69,860	(34,195)	-	-	-	(81,799)	(1,864,746)	(1,910,880)
Stock cancellation	-	-	(23,000,000)	(23,000)	23,000	-	-	-			-
Assumptions of liabilities and loan on reverse merger transaction	-	-	-	-	(105,029)	-	-	-			(105,029)
Foreign currency translation adjustment	-	-	-	-		-	-	-	232,841		232,841
Net loss	-	-	-	-	-	-	-	-		(1,158,534)	(1,158,534)
Ending balance, June 30, 2009	-	-	46,859,750	46,860	(116,224)	-	-	-	151,042	(3,023,280)	(2,941,602)

Shares issued for market awareness	-	-	3,280,000	3,280	(3,280)	-	-	-	-	-	-
Shares issued for cash	-	-	300,000	300	119,504	-	-	11,184	-	-	130,988
Shares issued for services rendered	-	-	30,300,000	30,300	-	(137,500)	-	1,143,200	-	-	1,036,000
Shares issued from term note	-	-	1,500,000	1,500	-	-	-	388,397	-	-	389,897
Shares issued to extinguish debt	-	-	27,000,000	27,000	-	-	-	138,500	-	-	165,500
Shares returned to treasury	-	-	(15,286,035)	(15,286)	-	-	15,286	-	-	-	-
Options issued	-	-	-	-	-	-	-	158,436	-	-	158,436
Forgiveness of debt	-	-	-	-	-	-	-	898,191	-	-	898,191
Foreign currency translation	-	-	-	-	-	-	-	-	(205,736)	-	(205,736)
Net loss	-	-	-	-	-	-	-	-		(1,599,348)	(1,599,348)
Ending balance, June 30, 2010	-	-	93,953,715	93,954	-	(137,500)	15,286	2,737,908	(54,694)	(4,622,628)	(1,967,674)

Fair value of shares issued for services	-	-	23,000,000	23,000	-	-	-	40,000	-	-	63,000
Fair value of shares issued in lieu of interest	-	-	1,500,000	1,500	-	-	-	3,000	-	-	4,500
Fair value of shares issued to satisfy obligations under loans payable	-	-	37,498,000	37,498	-	-	-	46,172	-	-	83,670
Fair value of shares issued to satisfy certain liabilities	-	-	61,000,000	61,000	-	-	-	119,000	-	-	180,000
Fair value of shares to satisfy obligations to shareholders	-	-	73,160,999	73,161	-	-	-	188,198	-	-	261,359
Shares issued from treasury	-	-	17,835,000	17,835	-	-	(15,286)	(2,549)	-	-	-
Shares returned to treasury	-	-	(3,800,000)	(3,800)	-	-	-	3,800	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(116,815)	-	(116,815)
Net loss	-	-	-	-	-	-	-	-		(915,757)	(915,757)
Ending balance, June 30, 2011	-	-	304,147,714	$304,148	-	(137,500)	-	3,135,529	(171,509)	(5,538,385)	(2,407,717)
Fair value of preferred stock issued for services	8,000,000	8,000	-	-	-	-	-	88,000	-	-	96,000
Foreign currency translation	-	-	-	-	-	-	-	-	92,456	-	92,456
Distributions	-	-	-	-	-	-	-	-	-	(2,073,646)	(2,073,646)
Net loss	-	-	-	-	-	-	-	-	-	(292,017)	(292,017)
Ending balance, September 30, 2011 (unaudited)	8,000,000	$8,000	304,147,714	$304,148	-	$(137,500)	$-	$3,223,529	$(79,053)	$(7,904,048)	$(4,584,924)

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.
(A DEVELOPMENT STAGE COMPANY)
 Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Development Stage Activities, and Going Concern

Consorteum Holdings, Inc. (“Holdings” and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc.

On June 15, 2009, Holdings entered into an agreement and plan of exchange whereby Holdings acquired 100% of the issued and outstanding shares of common stock of Consorteum Inc. (“Consorteum”) from Consorteum’s stockholders, by exchanging 39,999,750 shares of Holdings’ common stock, in a reverse merger transaction. Consorteum is a company incorporated under the laws of the province of Ontario on April 3, 2006. Prior to the agreement and plan of exchange, Holdings had 29,860,000 shares of its common stock, issued and outstanding. At the closing of the exchange transaction, Holdings cancelled 23,000,000 shares of its common stock held by one stockholder. As a result of the exchange, the principal stockholders of Consorteum controlled 85% of Holdings.

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

Going Concern Assumption
The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company’s negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of September 30, 2011, the Company had a deficit accumulated during the development stage of approximately $7.9 million and incurred a loss of approximately $292,000 for the period.

The Company’s continuance as a going concern is dependent on the successful efforts of its management to secure additional equity or debt financing. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   Furthermore, certain debt is overdue and is secured by all assets of the Company.  Management is attempting to restructure some of its debt and secure additional financing to satisfy its existing obligations and provide for sufficient working capital to meet its future obligations but there are no guarantees that it will be able to do so.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The foregoing unaudited financial statements have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ending September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2012.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with GAAP, and their basis of application is consistent with that of the previous year. Set forth below are the Company’s significant accounting policies:

a)	Basis of Presentation
The consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., and My Golf Rewards Canada, Inc. All significant intercompany balances and transactions are eliminated in consolidation. The merger of Holdings and Consorteum has been recorded as a recapitalization of Holdings, with the net assets of Consorteum and Holdings brought forward at their historical bases and represents a continuation of the financial statements of Consorteum. The substance of the Company’s share issuance and the reorganization is a transaction which results in Consorteum becoming a listed public entity through Holdings’ acquisition of Consorteum’s net assets.

b)	Cash and Cash Equivalents
Cash and cash equivalents comprise bank balances and short-term bank deposits with an original maturity of three months or less.

c)	Equipment, Net
Equipment is recorded at cost. Depreciation, based on the estimated useful life of the equipment, is provided at an annual rate of 30% based on the declining-balance method.

d)	Impairment of Long Lived Assets
In accordance with ASC 360, “Property, plant and equipment,” long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management has evaluated whether the intangible asset as of June 30, 2011 is impaired.  Management cannot ascertain that the carrying value of the intangible asset is recoverable.  Accordingly, management has reduced the carrying value of the intangible asset at June 30, 2011 from approximately $10,000 to $0. As of September 30, 2011, the carrying value remains at $0.

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
In accordance with the provision of ASC 830, “Foreign Currency Matters,” the Company, who’s functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders’ equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

k)	Comprehensive Income or Loss
The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income or loss.

l)	Earnings or Loss Per Share
The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive.

m)	Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate to the estimated useful lives of equipment, the utilization of future income tax assets and the valuation of stock-based compensation. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

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

As a result of the acquisition of the intellectual property in MEXI the Company acquired an interest in the rights to a software license with a mobile content delivery platform, CAPSA, and other proprietary software necessary to operate the business. Based on management’s evaluation of the details in the transactions disclosed in Note 12 it was concluded that the asset purchase agreement between MEXI and Consorteum is a transaction consummated between two entities under common control. In accordance with ASC 845-1-S99, Transfers of Non-Monetary Assets from Promoters or Shareholders, the transfer of non-monetary assets to a company by its shareholders in exchange for stock should be recorded at the transferor’s historical cost basis in accordance with GAAP. Accordingly, MEXI’s rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business, were valued at the historical cost basis of zero.

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

As of September 30, 2011 the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. The Company has been unable to meet any repayment terms and accordingly in 2010 RBC has commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both individuals. As of September 30, 2011 the Company has reached a tentative agreement to settle the liability for a total of CAN$158,307 (translated into US$148,064) inclusive of all interest, penalties and costs.

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

On July 8, 2011, the Company’s Board of Directors authorized the creation of 5,000,000 shares of its Series A Preferred Stock, par value $.001 per share with voting rights of 200 to 1 (the “Series A Preferred Shares”). The Series A Preferred carry conversion rights into common stock at a ratio of 1:1.

On July 8, 2011, the Company’s Board of Directors authorized the issuance of 5,000,000 shares of the Series A Preferred to Joseph R. Cellura its CEO, as part of his compensation in accordance with the terms of his executory contract. The Series A Preferred Stock was created by a resolution of the Company’s Board of Directors and will be deemed authorized and outstanding and available for issuance upon the filing of a Certificate of Designation with the Secretary of State of the State of Nevada. When issued, the Series A Preferred Shares will be issued under an exemption from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On July 8, 2011, the Company’s Board of Directors authorized the issuance of 4,000,000 shares of the Company’s Preferred Shares to Joseph R. Cellura, the Company’s CEO, as part of his compensation in accordance with the terms of his executory contract.

On July 8, 2011, the Company’s Board of Directors authorized the issuance of 4,000,000 shares of the Company’s Preferred Shares to Craig Fielding the CEO of Consorteum Inc., a wholly owned subsidiary of the parent company as part of his compensation in accordance with the terms of his executory contract.

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

During the three months ended September 30, 2011, the Company issued 325,000 five year warrants having an exercise price of $0.025 per share of common stock. Such warrants were issued in connection with an issuance of convertible notes amounting to $114,000. The Company determined that there was no intrinsic value associated with the granting of these warrants associated with this convertible note.

Options

On September 19, 2009, at a meeting of the Board of Directors, the Company granted 2,500,000 stock options pursuant to the stock option plan established by the Company.

The Company has a commitment to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an individual as a finder’s fee which commitments were made on January 12, 2010. As at June 30, 2010, these options have not been issued. These stock options granted have been replaced by the issue of common shares in an equivalent number at the then current market price of $0.003 per share during fiscal 2011.
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

In 2010, the Royal Bank of Canada commenced an action in Toronto, Canada against a subsidiary of the Company to recover amounts allegedly due under bank indebtedness totaling CAD$158,307.  Two of the Company’s stockholders guaranteed the bank indebtedness, and the Royal Bank of Canada has joined these two individuals as defendants in the legal proceedings and is looking to these parties as part of the recovery process.

During the year ended June 30, 2011, a Consorteum Subsidiary had been involved in a number of litigation proceedings with the bank, and has reached a tentative agreement to settle the liability for a total of CAD$158,307, inclusive of all interest, penalties and costs. As of September 30, 2011, the Company reduced the value of the total liability to US$148,064 to reflect the change in the exchange rate between the US Dollar and the Canadian Dollar.

12.	Acquisition

Asset Purchase Agreement- Media Exchange Group, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with MEXI pursuant to which the Company has agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011. Such rights include, but are not limited to, MEXI’s name, phone number and listing, goodwill and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the MEXI’s rights under certain licensing agreements.

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

On July 14, 2011, the Company completed its due diligence and finalized the asset purchase agreement with MEXI. A majority shareholder of MEXI and the former Chief Executive Officer, Director and Chairman of the Board of MEXI (who resigned on June 3, 2011) organized the asset purchase agreement with MEXI.

On July 8, 2011, the former Chief Executive Officer of MEXI assumed the position of the Chairman and Chief Executive Officer of Consorteum Holdings, Inc. and, in accordance with the Board of Director’s authorization, was issued 4,000,000 shares of Consorteum’s Preferred Shares as part of his compensation in accordance with the terms of his executory contract.

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

13.  Subsequent Events

Acquisition Agreement- Tarsin, Inc.

On October 4, 2011, the Company entered into an Acquisition Agreement (the “Agreement”) with Tarsin LTD, a company organized under the laws of the United Kingdom (“Seller”), whereby the Company purchased 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin Subsidiary”) from Seller. On November 4, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Agreement. Pursuant to the Agreement and the Amendment, the Company purchased 100% of the issued and outstanding shares of Tarsin Subsidiary from Seller for: (1) a total of 24,500,000 shares of the Company’s common stock issued at a deemed issuance price of $0.10 per share; and (2) a cash payment of $3,000,000 to Seller as follows: (i) $200,000 no later than January 30, 2012, (ii) $800,000 no later than March 31, 2012, (iii) $1,000,000 no later than July 31, 2012, and (iv) $1,000,000 no later than December 31, 2012. Further, the Company also paid in full the existing outstanding balance owed by Seller on its line of credit established with NAT West in the total amount of $90,000. Until such time as the Company has a market capitalization equal to or greater than $100,000,000, the shares received by Seller are entitled to anti-dilution protection for certain dilutive issuances, not including issuances to employees, consultants, lenders, or other goods or service providers. Pursuant to the Amendment, Seller further agreed to grant to the Company an exclusive, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology in consideration for a 12.5% royalty fee calculated on future net revenues from the use of the CAPSA Mobile Platform technology. The Company is further obligated to provide or procure working capital to Tarsin Subsidiary as follows: (1) $300,000 no later than December 31, 2011, and (2) an additional $250,000 no later than March 31, 2012 and (3) an additional $1,150,000 no later than December 31, 2012.

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

As used in this Quarterly Report, the terms “we,” “us,” and “our,” shall mean Consorteum Holdings, Inc., and our current subsidiaries Tarsin, Inc. (“Tarsin”) and Consorteum, Inc., (“Consorteum Sub”), collectively, unless otherwise indicated. We intend to separately incorporate a third company which will operate as Media Exchange Group, Inc. (“MEXI”) and will become our third wholly owned subsidiary.

OVERVIEW

We are a holding company incorporated in the State of Nevada, with two separate wholly owned subsidiaries.  Although each of our subsidiaries has its own specific market focus and has developed its own business plans, they all share a common theme that has at its core, the delivery of digital media across diverse payment transactional platforms that are rapidly converging due to advances in smart phone mobile technology. Media Exchange Group, Inc. (“MEXI”) will become our third subsidiary and will operate the digital media and publishing part of our business. Consorteum Inc. will transition its operations and current initiatives under the MEXI corporate structure once formed.

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

During the three-month period ended September 30, 2011, we used cash in our operating activities amounting to approximately $118,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $292,000 adjusted for the following:

•	Amortization of debt discount of approximately $16,000;
•	Fair value of preferred shares issued for services of $96,000;
•	Amortization of deferred finance charges of approximately $3,600; and
•	Depreciation of approximately $300.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:
•	A decrease in our accounts payable and accrued liabilities expenses of approximately $6,600; and
•	An increase of accrued interest of approximately $65,000, resulting from the issuance of assumed loans as a result of an acquisition.

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

During the three-month period ended September 30, 2010, we used cash in our operating activities amounting to approximately $64,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $120,000 adjusted for the following:

•	Amortization of deferred financing of approximately $13,700; and
•	Depreciation of approximately $400.

Additionally, an increase in our accounts payable and accrued liabilities expenses of approximately $41,500, resulting from slower payment processing due to our financial condition, impacted our cash used in operating activity.

During the three-month period ended September 30, 2010, we generated cash from financing activities of approximately $58,600, which consists of the proceeds from the issuance of loans and due to stockholders offset by principal repayments on such debt amounting to approximately $18,700.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

We will continue to face significant uncertainty relating to liquidity and intend to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of our existing contracts and initiatives require capital expenditure by us to move forward and we anticipate that delays will continue if funds are not available.

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

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming that we will continue as a going-concern basis. We have incurred losses since our inception and our ability to continue as a going-concern depends upon our ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure our continuation of operations and pilot programs. In order for us to meet our liabilities as they come due and to continue operations, we remain solely dependent upon our ability to generate such financing.

There can be no assurance that we will be able to continue to raise funds, in which case we would likely be unable to meet our obligations. Should we be unable to realize on our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded on the balance sheet. Our consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should we be unable to continue operations.

The current market conditions and volatility increase the uncertainty of our ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. We are, and have experienced in the past, negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from our existing cash balances. We will continue to search for new funds and for new collaborative partners for our projects but anticipate that the current market conditions may impact our ability to source such funds.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities.  On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2011, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In 2010, the Royal Bank of Canada commenced an action in Toronto, Canada against Consorteum Sub to recover amounts allegedly due under bank indebtedness totaling CAD$158,307.   Two of our stockholders previously guaranteed the bank indebtedness, and the Royal Bank of Canada has joined these two individuals as defendants in the legal proceedings and is looking to these parties as part of the recovery process. During the quarter ended September 30, 2011, the parties to the litigation have negotiated the preliminary terms for a final settlement in the amount of CAD$158,307, equal to approximately US$148,064. The parties are currently negotiating the additional final terms and conditions of the payment in the amount set out above.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 201, we issued a total of 8,000,000 shares of our Series B Preferred Shares as compensation to a total of two affiliate individuals pursuant to respective executive compensation agreements. We received no consideration for these shares. These shares were valued at $0.012 on the date of issuance and, as a result, we recorded $96,000 of compensation expense which is included in selling, general and administrative expense. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that each individual is an “accredited investor” under Rule 501 under Regulation D of the Securities Act and had adequate access to information about us through their relationship with us.

Item 3. Defaults upon Senior Securities.

There have been no events which are required to be reported under this item.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There have been no events which are required to be reported under this item.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: December 13, 2011

	By:	/s/ Joseph R. Cellura
Joseph R. Cellura
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)