Form 10-Q
period 2012-03-31
Consorteum Holdings, Inc.
filed 2012-06-14
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

Consorteum Holdings, Inc.

(Exact Name of Company as Specified in its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5045 Orbiter Drive-Building 8-Suite 200
Mississauga Ontario Canada L4W 4Y4

(Address of Principal Executive Offices)

 1-866-327-7137

(Company’s Telephone Number)

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

As of June 14, 2012, the Company had 309,216,464 shares of common stock issued and outstanding.

CONSORTEUM HOLDINGS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

Consorteum Holdings, Inc.
(A Development-Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current Assets:
Cash	$19,879	$3,641
Other receivable - related party	78,819	-
Deferred finance charges	4,617	8,394
Total current assets	103,315	12,035

Property and equipment, net of accumulated depreciation	3,335	3,938
Total assets	$106,650	$15,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$460,246	$364,432
Accrued expenses	494,101	381,046
Bank indebtedness	176,625	158,307
Loans payable	1,015,362	948,149
Convertible promissory notes	2,979,613	163,235
Due to stockholders	10,982	523
Total current liabilities	5,136,929	2,015,692

Convertible promissory notes, net of current portion	209,074	407,998
Total liabilities	5,346,003	2,423,690

Stockholders' Deficit:
Preferred stock A, $0.001 par value, 5,000,000 shares authorized: 5,000,000 and zero issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	5,000	-
Preferred stock B, $0.001 par value, 15,000,000 shares authorized: 14,000,000 and zero issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	14,000	-
Common stock; $.001 par value; 500,000,000 shares authorized; 309,216,464 and 304,147,714 issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	309,217	304,148
Collateralized shares issued	(137,500)	(137,500)
Additional paid-in capital	3,402,502	3,135,529
Accumulated other comprehensive loss	(148,743)	(171,509)
Deficit accumulated during prior development activities	(5,538,385)	(5,538,385)
Deficit accumulated during the development stage	(3,145,444)	-

Total stockholders’ deficit	(5,239,353)	(2,407,717)

Total liabilities and stockholders’ deficit	$106,650	$15,973

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended March 31,		Nine Months ended March 31,		Cumulative from Inception (November 7, 2005) through
	2012	2011	2012	2011	March 31, 2012

Revenues	$-	$-	$-	$-	$248,290

Operating expenses
Selling, general and administrative	304,268	152,980	831,385	385,484	5,756,875
Total operating expenses	304,268	152,980	831,385	385,484	5,756,875

Operating loss	(304,268)	(152,980)	(831,385)	(385,484)	(5,508,585)

Other expense:
Investment in an affiliated company	-	-	-	-	(282,474)
Impairment of an investment in affiliated company	-	-	-	-	(78,783)
Gain on debt restructuring	-	-	-	-	78,684
Interest expense	(85,582)	(73,283)	(235,413)	(195,722)	(814,025)
	(85,582)	(73,283)	(235,413)	(195,722)	(1,096,598)

Net loss	(389,850)	(226,263)	(1,066,798)	(581,206)	(6,605,183)

Foreign currency translation adjustment	(15,424)	(40,119)	(71,380)	(129,266)	(242,889)

Comprehensive loss	$(405,274)	$(266,382)	$(1,138,178)	$(710,472)	$(6,848,072)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	307,489,747	270,831,444	305,253,623	170,859,180

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	Cumulative from Inception (November 7, 2005) through March 31, 2012

Cash flows from operating activities:
Net loss	$(1,066,798)	$(581,206)	$(6,605,183)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Equity in net of an affiliated company	-	-	282,474
Impairment in investment of an affiliated company	-	-	78,213
Depreciation	589	1,225	15,561
Stock issued on reverse merger	-	-	35,579
Gain on forgiveness or restructuring of debt	-	(11,761)	(385,567)
Fair value of options	-	-	158,436
Amortization of debt discount	15,938	-	15,938
Amortization of deferred finance charges	3,621	26,591	54,616
Impairment of intangible asset	-	-	10,279
Stock-based compensation	46,667	45,000	109,667
Fair value of preferred shares issued for services	138,000	-	138,000
Changes in operating assets and liabilities:
Other receivable	(78,819)	(10,649)	(70,396)
Accounts payable	101,699	1,707	3,077,861
Accrued expenses	115,408	(23,624)	115,408
Accrued interest	235,386	-	421,995
Net cash used in operating activities	(488,309)	(552,717)	(2,547,119)

Cash flows used in investing activities:
Capital expenditures	-	-	(19,249)
Acquisition of investment in affiliated company	-	-	(277,102)
Net cash used in investing activities	-	-	(296,351)

Cash flows from financing activities:
Proceeds from loans	-	237,744	1,881,472
Repayment of loans	-	(63,961)	(217,811)
Proceeds from bank indebtness	-	5,286	141,691
Repayment of bank indebtness	-	(9,527)	(16,392)
Deferred finance chargers	-	(12,432)	-
Proceeds from issuance of common stock	-	-	131,074
Proceeds from stockholders' advances	10,467	61,016	1,720,886
Repayment of stockholders' advances	-	(61,319)	(1,327,888)
Proceeds from the issuance of convertible promissory notes	494,328	396,625	618,629
Net cash provided by financing activities	504,795	553,432	2,931,661

Effect of exchange rate on cash	(248)	(862)	(68,312)
Net increase (decrease) in cash	16,238	(147)	19,879
Cash, beginning of period	3,641	9,110	-
Cash, end of period	$19,879	$8,963	$19,879

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Fair value of shares to satisfy obligations under loan payable	$-	$-	$83,670
Fair value of shares to satisfy certain liabilities	$-	$-	$180,000
Fair value of shares to satisfy obligations to stockholders	$-	$-	$261,539
Carrying value of shares issued from treasury stock	$-	$-	$17,835
Fair value of convertible notes issued related to acquisition	$2,073,646	$-	$2,073,646
Fair value of shares issued for convertible debt and accrued interest	$101,375	$-	$101,375

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

As discussed in Note 10, on June 6, 2011, the Company entered into an asset purchase agreement, as amended, with Media Exchange Group, Inc. (“MEXI”) pursuant to which the Company agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform, as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.  On July 14, 2011, the Company completed its due diligence and finalized the asset purchase agreement with MEXI. A majority shareholder of MEXI and the former Chief Executive Officer, Director and Chairman of the Board of MEXI (who resigned on June 3, 2011) organized the asset purchase agreement with MEXI.  In addition, the control persons of MEXI were effectively issued five (5) million shares of Series A preferred stock (see Note 10), which have super voting rights, causing such persons to have voting control of the Company.  Accordingly, the transaction is deemed consummated between two entities under common control and the transfer of assets was recorded at historical cost.  MEXI’s rights, title and interests to, and agreements relating to, its digital trading card business and platform were valued at the historical cost basis of zero since MEXI’s activities were related to research and development.  However, in connection with the acquisition, the Company assumed convertible notes amounting to $2,073,646 of MEXI (principal and accrued interest as of July 2011), and accordingly, recorded a corresponding charge in the deficit accumulated during the development stage in the accompanying consolidated balance sheet at March 31, 2012.

Development-Stage Activities, Going Concern Considerations and Management’s Plans
On or about July 14, 2011, we changed our date of inception as a result of the change in business for accounting of our development-stage activities under Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Activities prior to such date are included in development activities and the historical accumulated losses are segregating in the accompanying consolidated balance sheet in stockholders’ deficit.  The operations of the current development-stage activities since inception (July 14, 2011) approximates the results for the nine months ended March 31, 2012.  We are a development-stage company with no commercial revenues achieved to date.  The Company has limited cash, a working capital deficit and has sustained losses.  The Company requires additional capital to complete its acquisition of Tarsin, Inc., to complete its development activities and to market customers for its technologies. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured working capital of approximately $494,000 during the nine months ended March 31, 2012. Subsequent to such date, we have raised additional capital totaling $396,500; such proceeds were used for working capital of the business, retire the bank indebtedness in note 5 and to advance funds to Tarsin.  We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   Furthermore, certain debt is overdue and is secured by all assets of the Company.  Management is attempting to restructure some of its debt and secure additional financing to satisfy its existing obligations and provide for sufficient working capital to meet its future obligations but there are no guarantees that it will be able to do so.

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

The foregoing unaudited financial statements have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three and nine-month periods ending March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended June 30, 2012.

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

Convertible Debt with Beneficial Conversion Features
Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470 “Debt with Conversion and Other Options” and ASC 740 “Beneficial Conversion Features”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.

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

Convertible Debt with Adjustable Conversion Options
Convertible debt which contains rights that allow the holders to adjust their conversion price in the event the Company issues common stock at a price per share below their conversion price or convert principal into a variable number of shares with no floor price.  Accordingly, the provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”) apply and must be evaluated by us. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. These conversion features are bifurcated and recorded at fair value at each reporting date using the Black Sholes valuation model.

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

4.	Accrued liabilities

Accrued liabilities as of March 31, 2012 and June 30, 2011, respectively, consisted of the following:

	March 31, 2012	June 30, 2011

Salaries, wages and benefits	$199,239	$27,000
Professional services	280,257	328,374
Other	14,605	25,672
	$494,101	$381,046

5.	Bank Indebtedness

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

As of March 31, 2012, the demand term loan and the operating line of credit are both in default and demands for full repayment have been made. The Company has been unable to meet any repayment terms and accordingly in 2010 RBC commenced legal proceedings to recover the full balances due. The legal proceedings have also named an officer and a former officer as defendants under guarantees in writing by both individuals. As of March 31, 2012, the Company has reached a tentative agreement to settle the liabilities for a total of approximately CAN$148,500 (which approximates USD at the current exchange rate) inclusive of all interest, penalties and costs. The parties are currently negotiating the additional final terms and conditions. (See “Legal Proceedings.”) As of the date of this report this obligation which totaled approximately $150,000 Canadian has been settled by way of loan from a shareholder. A note will be issued to the shareholder in the subsequent quarter on terms and conditions to be agreed to by the board.

6.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	March 31, 2012	June 30, 2011
Loans payable, bearing interest at rates between 0% and 18% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest at March 31, 2012 and June 30, 2011 was $117,189 and $90,926 respectively.

Total Loans payable	$1,015,362	$948,17

Convertible promissory notes, bearing interest between 5% and 18% per annum, maturing between December 2008 and December 2012. Interest payable at maturity; accrued interest at March 31, 2012 and June 30, 2011 was $96,580 and $45,679, respectively. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.008 to $0.025.	$1,028,026	$587,171

Less: unamortized discount	$-	$(15,938)

Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at March 31, 2012 was $379,692. These convertible promissory notes are past due and payable on demand.	$2,160,661	$-

Less: short-term portion	$(2,979,613)	$(163,235)

Convertible promissory notes, long-term portion	$209,074	$407,998

As the Company has been unable to make any interest or principal payments, all above notes are deemed to be in default as of March 31, 2012.

During the nine months ended March 31, 2012, the Company raised approximately $494,000 in the form of convertible notes.  The convertible notes provide for interest and a fixed conversion rate into shares of common stock.  In addition, the notes have a reset provision in the event the Company approves and effects a reverse stock split. The reset provision is computed based on principal multiplied by two, then divided by 85 percent which effectively increases the number of shares upon conversion by approximately 235 percent.  A reverse stock split will require a shareholder vote, which is deemed outside the control of the board of directors and the Company.  Accordingly, such conversion features are not bifurcated and recorded as derivative liabilities in the financial statements at the time of issuance of the notes.  The accounting for additional shares, if any, will be recorded when contingency is resolved or effected.

The convertible promissory notes issued during the nine months ended March 31, 2012 have conversion prices ranging from $0.008 to $0.05, interest rates ranging from 5-8%, per annum, and maturity dates between December 2011 and March 2014.  In connection with $114,000 of these convertible promissory notes, the Company issued 425,000 warrants.  The Company valued the warrants using the Black-Scholes pricing model and determined there was no significant intrinsic value to the warrants.  Accordingly, a discount on the related debt was not recognized.

Advances from one borrower amounted to $206,500 through March 31, 2012, and advances subsequent to such date through May 15, 2012 totaling $254,500. Accordingly, a convertible note totaling $254,500 was established on May 15, 2012. The note is convertible into common stock at $0.05 per share, subject to the reset provision discussed above, due in one year.

The Company made no principal repayments on loans payable during the nine months ended March 31, 2012; however, the Company did issue 5,068,750 shares of common stock to satisfy obligations totaling $101,375 during the nine months ended March 31, 2012.

During the nine months ended March 31, 2012, stockholders advanced $10,467.  During the nine month periods ended March 31, 2011, the stockholders advanced $61,016 to provide working capital, while withdrawing 61,319.

The Company recognized interest expense of $85,582, $73,283, $235,413 and $195,722 during the three and nine months ended March 31, 2012 and 2011, respectively.

7.	Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.  Through June 30, 2011, stockholders advanced to the Company approximately $1.7 million and were repaid $1.4 million. In addition, the Company issued 73,160,999 shares of its common stock at a fair value of approximately $261,000 to satisfy certain of its obligation to such stockholders. The stockholders advanced $10,467 for the nine months ended March 31, 2012.

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

The Company’s Board of Directors approved four (4) employment agreements with key executives, which provide for salaries, share-based compensation in the form of preferred stock (see Note 9), the grant of stock options which vest of the terms of the contracts, among other benefits.  On June 8, 2012, one agreement was terminated for cause with the company’s former Chief Executive Officer.

In connection therewith, future annual salaries under three remaining employment contracts as of March 31, 2012 are as follows for the fiscal year ends:

Fiscal year end 2012	$132,500
Fiscal year end 2013	530,000
Fiscal year end 2014	530,000
Fiscal year end 2015	530,000
Fiscal year end 2016	530,000
Thereafter	220,833
Total	$2,473,333

9.	Stockholders’ Deficit

Common Stock

During the nine months ended March 31, 2012, the Company issued 5,068,750 shares to a convertible debt holder for the conversion of $100,000 in principal and $1,375 in accrued interest which represented full satisfaction of the holder’s loan.

Preferred Stock

Authorizations and Designations

As of March 31, 2012, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

On June 3, 2010, the Company’s Board of Directors authorized the creation of 40,000,000 shares of its Series A Preferred Stock, par value $.001 per share with voting rights of 2 to 1 (the “Series A Preferred Shares”). The Series A Preferred carry conversion rights into common stock at a ratio of one to one.  The Company designated a Series A preferred stock in contemplation of a financing, however, no stock was ever issued. The amendment of the Articles of Incorporation was withdrawn for the Series A Preferred by the Company on December 5, 2011 with the Nevada Secretary of State, as approved by the directors.

In November 2011, the Board of Directors approved an amendment of the Company’s Articles of Incorporation, whereby the designations of Series A and Series B preferred stock were established, and the number of Series A preferred shares to be issued at 5,000,000 and the number of Series B preferred shares to be issued at 15,000,000.

The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and liquidation preference as described below.

The rights and privileges of the Series B shares have voting rights equal to one vote per share held, conversion rights equal to Series A and liquidation preference as described below.

Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any common stock or Series B preferred stock liquidation preference, the holders of the Series A preferred stock shall be entitled to be paid out of the assets of the Company an amount per share of Series A Preferred Stock equal to the product of (i) the original amount paid by the holder thereof for each share of Series A Preferred Stock owned by such holder as of the effective date of such liquidation, multiplied by (ii) the number of shares of Series A Preferred Stock owned of record by such holder as of the liquidation date (as adjusted for any combinations, splits, recapitalization and the like with respect to such shares).  Series B preferred stock is next in liquidation preference after the Series A preferred stock, and is computed consistently with the formula above for the Series A preferred stock.

Commitments, Issuances and Cancellations

On July 8, 2011, the Company’s Board of Directors authorized the designations and the issuance of 5,000,000 shares of the Series A Preferred to Joseph R. Cellura its CEO, to be issued in connection with the acquisition of MEXI.  Furthermore, the Company’s Board of Directors authorized the issuance of 4,000,000 shares of the Company’s Series B Preferred stock to Mr. Cellura in connection with his employment agreement.  As discussed above, such designations were filed and later withdrawn, and a new amendment made in December 2011, which was authorized on November 22, 2011, by the Company’s Board of Directors, as discussed in the preceding paragraph.  As of March 31, 2012, such shares have not been issued by the Company; however, these shares were deemed issued and outstanding.

On July 8, 2011, the Company’s Board of Directors authorized the issuance of 4,000,000 shares of the Company’s Preferred Stock to Craig Fielding the CEO of Consorteum Inc., a wholly-owned subsidiary of the Company, as part of his compensation in accordance with the terms of his employment agreement. However, the preferred stock was not available to be issued at that time.  Since the consideration was communicated on July 8, 2011, management recorded the estimated compensation at the time of commitment. On December 1, 2011, the contract was formally executed and the authorization of the Series B preferred stock effected.  As of March 31, 2012, such shares have not been issued by the Company; however, these shares were deemed issued and outstanding.

The 8,000,000 Series B Preferred shares described in the two preceding paragraphs were valued at $0.012 on the date of commitment based on the market value of the Company’s common stock, and as a result, the Company recorded $96,000 of compensation expense which is included in selling, general and administrative expense during the nine months ended March 31, 2012.

On December 1, 2011, the Board of Directors approved employment contracts with two additional employees.  In connection therewith, the two employees were granted 4,000,000 and 2,000,000 Series B Preferred stock, respectively, which were fully vested on the date of commitment. The 6,000,000 preferred shares were valued at $0.007 on the date of issuance based on the market value of the Company’s common stock, and as a result, the Company recorded $42,000 of compensation expense which is included in selling, general and administrative expense during the three and nine months ended March 31, 2012.  As of March 31, 2012, such shares have not been issued by the Company; however, these shares were deemed issued and outstanding.

As discussed in Note 11, subsequent to March 31, 2012, the board of directors approved the cancellation of certain shares of preferred stock in connection with the acquisition of MEXI and an employment agreement with the Company’s Chief Executive Officer.

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

During the nine months ended March 31, 2012, the Company issued 425,000 five-year warrants having an exercise price of $0.025 per share of common stock. Such warrants were issued in connection with an issuance of convertible notes amounting to approximately $134,000. The Company determined that there was no significant intrinsic value associated with the granting of these warrants associated with this convertible note.

Options

On September 19, 2009, at a meeting of the Board of Directors, the Company granted 2,500,000 non-qualified stock options.  There were no stock options issued prior to June 30, 2009.

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

During the nine months ended March 31, 2012, the Company granted 20,000,000 options to purchase common stock to executives in accordance with employment agreements entered into during the period.  The options vest as follows: 20% vest immediately, and 20% each year thereafter, thus becoming fully vested after four years.  The options have a 10 year life and an exercise price of $0.007.  The fair value of stock options granted was estimated at the date of grant to be $0.007 using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model: volatility of 346%, expected life of 6.5 years, risk free interest rate of 97%, market price per share of $0.007, and no dividends.

At March 31, 2012 and June 30, 2011, respectively, there is $93,333 and $0 unrecognized expense associated with the issuance of stock options.

During the three and nine months ended March 31, 2012 and 2011 stock option expense was $8,750, $0, $46,667, and $0, respectively.

10.	Acquisition

Asset Purchase Agreement- Media Exchange Group, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with MEXI pursuant to which the Company has agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.  At that time, the Company approved the issuance of 5,000,000 million shares of Series A preferred stock, with super voting rights (as discussed in Note 8) such that the shareholders of MEXI will control the combined companies upon close.  Accordingly, the transaction is deemed consummated between two entities under common control and the transfer of assets was recorded at historical cost.  MEXI’s rights, title and interests to, and agreements relating to, its digital trading card business and platform were valued at the historical cost basis of zero since MEXI’s activities were related to research and development.  However, in connection with the acquisition, the Company assumed convertible notes amounting to $2,073,646 of MEXI (principal and accrued interest as of July 2011), and accordingly, recorded a corresponding charge in the deficit accumulated during the development stage in the accompanying consolidated balance sheet at March 31, 2012.  The Company did not ascribe a fair value to the Series A preferred stock since the acquisition resulted in net liabilities assumed under carryover basis of accounting, with no capital contributed at the time of the close of the acquisition.  See Note 11 for discussion of cancellation of these shares of Series A Preferred stock.

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

As discussed in Note 8, on July 8, 2011, the former Chief Executive Officer of MEXI assumed the position of the Chairman and Chief Executive Officer of Consorteum Holdings, Inc. and, in accordance with the Board of Director’s authorization, was directed to submit an executory employment contract which promised 4,000,000 shares of Consorteum’s Series B preferred stock as part of his compensation in accordance with the terms of his executory contract. However the executory contract was never approved by the Board of directors. See Note 11 for discussion of cancellation of these shares of Series B Preferred stock.

Acquisition Agreement- Tarsin, Inc

On October 4, 2011, the Company entered into an Acquisition Agreement (the “Agreement”) with Tarsin (Europe) LTD, a company organized under the laws of the United Kingdom (“Seller”), whereby the Company agreed to purchase 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin Subsidiary”) from Seller.  On November 4, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Agreement. Pursuant to the Agreement and the Amendment, the Company was to purchase 100% of the issued and outstanding shares of Tarsin Subsidiary from Seller for: (1) a total of 24,500,000 shares of the Company’s common stock issued at a deemed issuance price of $0.10 per share; and (2) a cash payment of $3,000,000 to Seller as follows: (i) $200,000 no later than January 30, 2012, (ii) $800,000 no later than March 31, 2012, (iii) $1,000,000 no later than July 31, 2012, and (iv) $1,000,000 no later than December 31, 2012. Further, the Company was to have paid in full the existing outstanding balance owed by Seller on its line of credit established with NAT West in the total amount of $90,000. The acquisition was not completed because the Company was unable to provide the necessary financing.

Pursuant to the Amendment # 1 above, Seller further agreed to grant to the Company an exclusive, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology in consideration for a 12.5% royalty fee calculated on future net revenues from the use of the CAPSA Mobile Platform technology. The Company was further obligated to provide or procure working capital to Tarsin Subsidiary as follows: (1) $300,000 no later than December 31, 2011, and (2) an additional $250,000 no later than March 31, 2012 and (3) an additional $1,150,000 no later than December 31, 2012.  The Company has been unable to meet these obligations because the Company was unable to provide the necessary financing.  In connection therewith, the Company advanced monies totaling approximately $180,000 subsequent to March 31, 2012.

The Company attempted to further amend the Acquisition Agreement and restructure the payments outlined in Amendment # 1. Ultimately the Company was unable to provide the working capital necessary to satisfy the Seller.

11.	Subsequent Events

On May 18, 2012, the Board of Directors recognized that they were deadlocked on being able to agree on the working capital needs to fund the operating subsidiaries of the Company. The lack of funds to simultaneously execute the business opportunities represented by Consorteum Sub and Tarsin Sub triggered a shareholder vote in which 70.9% of the shareholders of the Company voted to terminate the services of its Chairman and CEO, Mr. Joseph Cellura. The Company is in negotiations with Mr. Cellura on a settlement agreement pursuant to his termination.

On Nov 9, 2011, we previously reported that the Company had entered into an acquisition agreement with Tarsin (Europe) LTD, a London Company, On May 18, 2012, we, determined that there were several obstacle’s which we would be unable to meet in fulfilling the terms of the agreement with Tarsin and have entered negotiations to unwind the commitments between ourselves and Tarsin.

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

As used in this Quarterly Report, the terms “we,” “us,” and “our,” shall mean Consorteum Holdings, Inc., and our current subsidiaries Consorteum, Inc., (“Consorteum Sub”) and Tarsin Inc. (“Tarsin Sub”) collectively, unless otherwise indicated.

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

In June 2009, we closed an exchange agreement with Consorteum Sub, pursuant to which we became a holding company and our business was conducted through Consorteum Sub. On June 6, 2011, we acquired the digital trading card business and platform, as well as all other intangible assets of MEXI. On July 14, 2011, the Company completed its due diligence and finalized the asset purchase agreement with MEXI.  Finally, we acquired an exclusive, worldwide perpetual license to use, distribute, and sell the Capsa Mobile Platform technology (“CAPSA”) of Tarsin LTD.

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

The Company will not pursue any potential opportunities with mobile applications aimed at the sports and music market. On December 29, 2011 the Company was informed that aVinci Media Corporation had filed an 8K current report announcing that all of its assets had been sold and that aVinci Media Corporation had ceased operations. The license granted to Media Exchange Group Inc. to market and sell products under the “myESPN” agreement was terminated as a result of the 8K announcement.

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

We have spent the past two years validating our business models for the First Nations project and the My Golf Rewards program. The lack of capital to launch these programs has forced us to curtail our sales and marketing activities and to focus on identifying other opportunities in which we could compete for market share and generate revenue. Tarsin is now positioned to become a leading developer of mobile gaming on cross platform applications. The CAPSA platform facilitates our ability to develop mobile applications and can be leveraged into many different market verticals. We anticipate that in 2012 we will integrate the individual capabilities of the Tarsin Inc. CAPSA platform with the First Nations initiative, and introduce the mobile gaming value proposition among the First Nations bands which also have existing licenses to operate casinos and online gambling sites. In addition the Company is investigating other business opportunities in the financial transaction market to introduce new technology aimed at simplifying banking transactions.

LIQUIDITY AND CAPITAL RESOURCES

We had limited cash at March 31, 2012; our working capital deficit amounted to approximately $5 million.

During the nine-month period ended March 31, 2012, we generated cash from financing activities of approximately $494,000, which consists of the proceeds from the issuance of convertible promissory notes.  Such funds were primarily used in our operating activities.

We are a development-stage company with limited operating results.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.  We will continue to face significant uncertainty relating to liquidity and intend to continue to search for additional sources of working capital, and to actively search for collaborative partners. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital.   However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs over the next 12 months.

RESULTS OF OPERATIONS

	Nine Months ended March 31,		Dollar Increase/(decrease)	Percentage Increase/(decrease)
	2012	2011	2012 vs 2011	2012 vs 2011

Revenues	$-	$-	$-	N/A

Operating expenses
Selling, general and administrative	831,385	385,484	445,901	116%
Total operating expenses	831,385	385,484	445,901	116%

Operating loss	(831,385)	(385,484)	(445,901)	116%

Interest expense	(235,413)	(195,722)	(39,691)	20%

Net loss	$(1,066,798)	$(581,206)	$(485,592)	84%

Nine months ended March 31, 2012 vs nine months ended March 31, 2011

Revenues

We have generated no revenues since our inception.  Future revenues are dependent on the future success of integrating the Tarsin technology which we have licensed with the First Nations program.

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

The increase in our selling, general, and administrative expenses during the nine month period ended March 31, 2012 when compared with the prior period is primarily attributable to increased expenses, mainly compensation expense, professional fees, associated with the July 2011 acquisition, and stock compensation.

Interest Expense

The increase in interest expense during the nine-month period ended March 31, 2012 when compared with the prior period is primarily due to the issuance of new convertible notes in addition to the convertible notes assumed from the MEXI acquisition.

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

Convertible Notes

We have issued convertible notes which have anti-dilution conversion price reset provisions in the event the Company effects a reverse stock split.  The contingent reset provision cannot be effected without shareholder approval, which at the present time, is outside the control of the board of directors and management.  Accordingly, no bifurcation has been made for the embedded conversion feature on the dates of issuance and accounted for as a derivative.  We will record the effects of the contingent conversion reset feature when a reverse stock split occurs, if ever.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2012, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective at the reasonable assurance level in timely alerting him to material information required to be included in our periodic SEC reports as a result of the material weakness in internal control over financial reporting discussed below. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the weaknesses described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2012:

●
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In 2010, the Royal Bank of Canada commenced an action in Toronto, Canada against Consorteum Sub to recover amounts allegedly due under bank indebtedness totaling CAD$158,307.   Two of our stockholders previously guaranteed the bank indebtedness, and the Royal Bank of Canada has joined these two individuals as defendants in the legal proceedings and is looking to these parties as part of the recovery process. Subsequent to March 31, 2012, the parties to the litigation entered into a final settlement in the amount of CAD$158,307, equal to approximately US$148,064.

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

10.1
Amendment 1 to Tarsin Acquisition Agreement dated as of Nov 4, 2011 between Consorteum Holdings, Inc. and Tarsin (Europe) LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011).

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

CONSORTEUM HOLDINGS, INC.

Dated: June 14, 2012	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)