Form 10-K
period 2012-06-30
Consorteum Holdings, Inc.
filed 2012-11-07
CIK 1387976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Company as Specified in Its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5045 Orbitor Drive, Building 8, Suite 200

Mississauga, Ontario Canada L4W 4Y4

(Address of principal executive office, including zip code)

(888) 702-3410

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

Computed by reference to the last sale price of the common equity on October 26, 2012 of $0.012, the aggregate market value of voting stock held by non-affiliates is $ 1,187,884.26.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 309,147,714 shares of the registrant’s common stock outstanding as of November 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 17: (i) Current Report on Form 8-K, filed May 21, 2012.

i

This Report on Form 10-K including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act).

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

Although the forward-looking statements in this Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this filing.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

Consorteum Holdings, Inc. (“Holdings” and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc. Our corporate headquarters of are located at 5045 Orbitor Drive, Building 8, Suite 200 Mississauga, Ontario Canada L4W 4Y4.   Our telephone number is (888) 702-3410.

We provided systems integration of electronic transaction processing solutions to public and private sector companies initially to the following population groups or to the following industries: First Nations of Canada, golf clubs, owners and participating courses.  Our services provided were designed to be customized, innovative technology solutions that create, augment, and enhance customers existing financial, payment and transactional processing systems. The Company has a MasterCard© BIN (“Issuer Identification Number”) License and can utilize this license to issue card programs under the MasterCard© brand.

In June 2009, we closed an exchange agreement with Consorteum Inc., a corporation organized under the laws of the Province of Ontario (“Consorteum Sub”), pursuant to which Consorteum Sub became our wholly owned subsidiary.  As a result of the exchange, we became a holding company and our business was conducted through Consorteum Sub.

Consorteum Holdings, Inc. (“Holdings” and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement, as amended, with Media Exchange Group, Inc. (“MEXI”) pursuant to which the Company agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform, as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.  On July 14, 2011, the Company completed its due diligence and finalized the asset purchase agreement with MEXI. A majority shareholder of MEXI and the former Chief Executive Officer (CEO), Director and Chairman of the Board of MEXI (who resigned on June 3, 2011) organized the asset purchase agreement with MEXI.  In addition, the control persons of MEXI were to be effectively issued five (5) million shares of Series A preferred stock, which have super voting rights, causing such persons to have voting control of the Company.  However, the Series A Preferred Stock had not been designated in accordance with the Articles of Incorporation and could not be issued. The transaction between MEXI and the Company was deemed consummated between two entities under common control and the transfer of assets was recorded at historical cost.  In connection with the acquisition, the Company assumed convertible notes amounting to $2,073,646 of MEXI (principal and accrued interest as of July 2011), and accordingly, recorded a corresponding charge in the deficit accumulated during the development stage in the accompanying consolidated balance sheet.

On October 4, 2011, we entered into an Acquisition Agreement with Tarsin LTD, a company organized under the laws of the United Kingdom, whereby we purchased 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin”), for a total of 100,000,000 shares of our common stock.  Pursuant to the Acquisition Agreement, Tarsin LTD further agreed to grant to us an exclusive, royalty-free, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology (“CAPSA”). See below for discussion of termination of the acquisition agreement and acquisition of a license agreement with Tarsin.

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

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any common stock or Series B preferred stock liquidation preference, the holders of the Series A preferred stock shall be entitled to be paid out of the assets of the Company an amount per share of Series A Preferred Stock equal to the product of (i) the original amount paid by the holder thereof for each share of Series A Preferred Stock owned by such holder as of the effective date of such liquidation, multiplied by (ii) the number of shares of Series A Preferred Stock owned of record by such holder as of the liquidation date (as adjusted for any combinations, splits, recapitalization and the like with respect to such shares).  Series B preferred stock is next in liquidation preference after the Series A preferred stock, and is computed consistently with the formula above for the Series A preferred stock. See below for authorization of Series C Preferred Stock.

Although the board originally voted to issue Mr. Cellura 55% of Series A Preferred Shares, Mr. Cellura elected to not submit a contract to the board for approval as required. After the Company was unsuccessful in attracting new working capital, the board could not agree on Mr. Cellura’s terms of employment. The Company’s board of directors elected not to issue the Series A & B Preferred Stock because of the removal of Mr. Cellura due to his failure to meet shareholder expectations concerning the direction of the Company, specifically but not limited to, his failure to source and secure critical funding for the Company in the amounts and at the times required to further the Company’s development. On May 18, 2012, Mr. Joseph A. Cellura was removed from his position as a CEO, director and Chairman of the Board of Directors of Consorteum. Mr. Cellura’s removal was accomplished through a written consent dated as of May 18, 2012 in lieu of a meeting. In the same Written Consent Mr. Craig A. Fielding, the sole remaining director of the Company was appointed Chief Executive Officer (CEO), President, Chief Financial Officer and Secretary of the Company effective May 18, 2012. In addition to Mr. Craig A. Fielding’s resumption of his positions as CEO and President of our Company and Chairman of our Board of Directors, Mr. Fielding is also our Principal Financial Officer and Secretary, and continues as CEO of Consorteum Sub.

The Series A & B Preferred Stock has been reflected as issued and outstanding as the Board of Directors held control and authorization of such shares. The Board of Directors has approved the transfer of the super-voting Series A Preferred Stock to Craig Fielding. The Series B Preferred Stock will not be issued in connection with Mr. Cellura’s employment agreement, and such shares will be reserved for future issuance.

On September 21, 2012, the Company’s board of directors approved designations for Series C Preferred Stock. In connection therewith, we filed the designations with Nevada Secretary of State to reserve 40,000,000 shares of Series C Preferred Stock. The shares are voting, will pay no dividend, each shares convertible into four (4) shares of common stock, and have a liquidation preference after the Series A & B Preferred Stock.

In January 2012, the Company was informed that its licensing agreement with aVinci Media Inc. to market its products under the “myESPN” brand, was no longer viable due to the announced Chapter 7 bankruptcy filing of aVinci Media Inc., a Nevada corporation. aVinci Media had previously entered into a Licensing Agreement with Media Exchange Group Inc., (“MEXI”) a Nevada corporation to grant MEXI a license to develop products under the myESPN brand. The licensing agreement was subsequently acquired by the Company as part of its announced Acquisition Agreement with Media Exchange Group, in July 2011. The Company subsequently evaluated the business potential associated with this licensing agreement in connection with one of its projects, the Digital Trading Card, and elected to focus its sales and marketing efforts on other projects and discontinue any work associated with the Digital Trading Card.

In June 2012, the Company entered into a joint venture agreement with Marksal Communications Inc. (“Marksal”), a Canadian corporation, to create a joint venture in order to meet growing demand for next generation telecommunication and financial transaction services focused across the North America and international markets. By combining the technical innovation of the Company’s payment processing expertise with the significant capability of Marksal to provide secure communications to remote regions, the anticipated joint venture would provide customers with new capabilities to deliver payment and banking services in areas that traditionally have been underserved. Combined with the Company’s new focus on mobile application delivery of secure financial transactions, the new joint venture will allow the delivery of next generation telecommunication and financial services anywhere in the world. Under the joint venture, the Company will contribute its proven transaction payment solutions and Marksal will provide the communications infrastructure necessary to link remote areas into secure securely, thus creating an overlay of new sophisticated financial networks. The Company will own 51 percent of the joint venture, and Marksal will own 49 percent of the joint venture.

The Company was unable to secure the necessary funding to complete the acquisition of Tarsin. Although we raised capital of $162,500, which was used to fund the working capital needs of Tarsin during 2012, ultimately we were not able to fulfill all of the requirements as prescribed in the Tarsin Acquisition Agreement dated October 4, 2011.

In July 2012, the Company entered into new negotiations with Tarsin Inc. in order to reach an agreement that would preserve the value of the CAPSA platform as developed by Tarsin and allow the Company to leverage its relationships with existing Canadian based casinos and resorts as customers that could utilize the CAPSA platform to provide mobile wagering and gaming to their customers. On October 10, 2012, the Company reached a new exclusive licensing agreement with Tarsin that allows the Company to license the CAPSA platform to sell mobile gaming and wagering programs throughout Canada, Mexico, as well as certain customers in the United States. We ultimately wish to expand in Latin America, China and Europe. The Company agreed to unwind its Acquisition Agreement previously entered into and Tarsin is again operating as a privately held Nevada corporation.

In September 2012, we entered into employment agreements with Mr. Craig Fielding, our CEO and Mr. Pat Shuster, our Chief Operating Officer (COO), which provide cash compensation, stock options and bonuses upon achieving revenue milestones through December 31, 2016. See Item 10 below. We believe that it is in the best interests of the Company and its shareholders to retain these individuals.

The business description below describes our business in greater detail.

OUR BUSINESS

We are a holding company incorporated in the State of Nevada, with one wholly owned subsidiary, Consorteum Sub.  Our subsidiary has at its core, the delivery of digital media across diverse payment transactional platforms that are rapidly converging due to advances in smart phone mobile technology.

The licensing agreement that we have reached with Tarsin provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. Tarsin provides us with the proven capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the license agreement with Tarsin in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships.

Combined with our experience in the payment processing and financial transaction markets, we believe that recent advances in technology have enabled smart phones to develop custom applications that will allow the phone to process payments, conduct banking transactions and emulate the traditional role that ATM machines now play.  We intend to leverage our expertise in mobile applications development to target new opportunities to provide traditional banking and payment services to our customers.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives described in the Report on Form 10-K require capital expenditure by Consorteum to move forward and management anticipates that delays in project implementation will continue if funds are not available.

CAPSA - the Solution for Going Mobile

Tarsin’s mobile platform, CAPSA, eases the challenges brands face in mobile.  There is urgency for brands to connect with consumers via mobile - regardless of tighter budgets and higher expectations in the mobile experience.  Unfortunately, today’s current mobile application and content solutions are limited - whether it be in how users can interact, or the number of devices it can actually support.  As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market.  CAPSA is able to take the “how” out of mobile planning, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, it is absolutely critical for its platform to be interoperable between any mobile network or device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers.  Tarsin works with operators and multi-tier networks to successfully execute programs on behalf of brands.  Tarsin’s proven CAPSA platform provides an end-to-end, versatile framework for brands to design once and deliver unparalleled mobile experiences.  CAPSA is the first universal mobile content delivery solution available that is based on web-standards and is carrier, operating systems and device agnostic.  This allows companies to reach the broadest consumer base: 5200+ devices; 27+ languages; 180+ countries; non-native font support.  The CAPSA platform is covered by 12 separate pending patents.  Today, CAPSA supports millions of mobile consumers, with thousands added daily.

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

Utilizing the capability of the CAPSA platform developed by Tarsin LTD, we will be able to develop applications, which encompass all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, we believe it is absolutely critical for our platform to be interoperable between any mobile network or device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers.  While video and picture sharing on the Internet have been around for some time now, the task can be cumbersome and frustrating on most mobile devices.  Multiple carriers and phone types with limited or no interoperability can make this potentially powerful communications tool languish in the background while texting and social networking Internet sites continue to grow and thrive.  Compounding this problem is the continuing trend for mobile phone equipment manufacturers to offer new phones with additional capabilities while the mobile phone carriers are enhancing their 3G (and soon 4G) networks to allow users to take advantage of these capabilities.

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

Other limitations of MMS include:

a.	File size limitation. MMS videos are generally limited in duration by file size. Limits include 10, 15, or 30 second duration for video, and file size is often limited to 100, 200, or 300 Kbytes. These limits can be imposed both by carriers and by handset makers.

b.	MMS video is not stored in “The Cloud.” An MMS file is generally not accessed easily from a PC. If the mobile phone user switches to another handset, that user must often first manually transfer the MMS picture or video to PC and then transfer it back to the new handset, a cumbersome process.

c.	Conversation limitations. MMS does not allow a fluid interface for back and forth “video conversations.” You cannot easily comment on someone’s MMS video.

d.	Difficulty interfacing with social networks. While it is possible to post an MMS picture or video to a Facebook or Twitter account, it does not lend itself to a feature rich mobile experience.

e.	Standard setting delays. As new technologies to enhance MMS are developed, their adoption will be governed by the MMS standards setting process. This is likely to result in significant delays in enhancement, implementation, and evolution of the technology.

f.	Video on Mobile Phones. Most major manufacturers of mobile phones already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles. Dozens of companies have developed and continue to maintain databases that capture the differences between handsets, at significant expense.

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

COMPETITION

The main competition in this industry can be seen as the handset manufacture of OS development platforms such as RIM, ANDROID and iOS (Apple). These companies provide a developer with the ability to design and produce an offering for a target industry such as gaming. Several companies provide offerings such as www.appcelerator.com , www.rhomobile.com , www.getelastic.com that allow simple application development across multiple platforms and operating systems. Our CAPSA platform allows cross OS development but is unique in addressing the needs of the gaming industry, which is complex and highly regulated. Our offering addresses key issues such as security, user authentication, geo-location and geo-fencing. Addressing all the market needs allows rapid development and low cost of ownership and mass market mobile device coverage. Other companies such as Cantor Wireless, Harrah’s, IGT and Bally Tech have put forward public strategies and initial offerings within the gaming market but these companies do not have the history and pedigree in the needed technology to deliver a robust full featured mobile solution.

OUR SALES AND MARKETING STRATEGY

Strategy

We provide end-to-end mobile offerings within the following markets: Canada, Mexico and select customers within the United States.

Mobile Marketing Services – Providing loyalty card and group offerings to Casino’s and Hotel chains, allowing the property to have a presence with the members via SMS, MMS and mobile application offerings, creating a one to one marketing connecting ties to points, rewards and offerings.

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

Sales and Distribution

We have existing business partners that we are currently completing development on the above listed services. We expect development to be completed in the fourth quarter 2012. We intend to extend our base of business development to Canada, South America and Europe. Our revenue model is comprised of three main elements. We enter into contracts with existing casinos that desire to add mobile gaming and wagering to their offerings. The addition of a mobile wagering/sports betting platform allows the casinos to brand a new capability and attracts new clients to the property. Typically we enter into a contract to provide custom gaming and wagering using the CAPSA platform and additionally we charge a per user fee which may include a percentage of the wage or gaming “rake”.

Although the Company will focus its resources on generating revenue from the sale of the mobile gaming and wagering contracts, we also intend to look for other non-casino based opportunities, which may include prepaid cards and advanced automated teller machines that can make use of mobile handsets to provide next generation banking services in traditionally underserved areas. The company has retained its relationship with MasterCard© and is evaluating several opportunities in which a prepaid card program can be branded as part of providing services to the under-banked or un-bankable. Because these opportunities are seasonal, we do not intend to launch any new initiatives until the first quarter 2013.

The Company has entered into discussions with several customers to provide next generation automated teller machines, which are essentially a “bank in a box.” We are evaluating the potential of supplying these machines under contract to several customers. The opportunity for the Company would be to generate revenue from a percentage of the transactional fees from users of the “eTM” machines. An eTM machine is a next generation kiosk that is capable of handling the following transactions: Check Cashing, ATM Cash Withdrawal, Payday Loans, Money Transfer, Advertising, Prepaid Credit Card and Prepaid Phone Pins. Our partnership with Marksal is one area in which having the ability to provide secure communications combined with next generation banking technology may turn out to be a market for the Company to pursue. Our discussions to date have not resulted in any definitive supply agreements and we continue to evaluate the potential of this business.

We have no funding commitments and there can be no assurance that we will raise any of the financing we need for the projects and applications described above. Our financial results to date are reflective of an early stage company that has pilot projects only in place but no active programs. If we are not successful in raising funding in the amounts and the times required, our ability to implement one or more of the projects described above will be adversely affected.

INTELLECTUAL PROPERTY

The CAPSA platform is protected with over 12 patent pending positions filed over the last three years. Other intellectual property that has been licensed as part of our current business deals include cloud development and deployment technology, operating system authentication, white and black list control, mobile device ID verification and empirical application feature support, geo-location support, geo-fence technology and multi brand and location mobile application support.

REGULATION

We are fully compliant with the main mobile regulatory controls such as VeriSign, Safe Harbor, and commerce, all carrier commerce and mobile consumer privacy regulations.  Tarsin’s CAPSA platform is approved by the NGB (Nevada Gaming Board) as a mobile payment based application and approved solution.

EMPLOYEES AND CONSULTANTS

At October 12, 2012, we had two employees, our CEO and Chief Operating Officer. We expect no significant changes in the number of our employees other than such changes, if any, incident to business combination. The Company engages the services of independent contractors to assist it with management in developing our product offering. We plan to engage full-time employees as our business develops and when we obtain sufficient working capital.

In July 2011, we entered into an Executive Employment agreement with Craig Fielding, CEO of Consorteum Sub. In December 2011, we entered into an Executive Employment agreement with Patrick Shuster, COO of Consorteum Holdings. Effective May 2012, we terminated Mr. Cellura who was operating as CEO without a written employment contract.

In September 2012, all existing management contracts were terminated by mutual agreement with the parties effective August 31, 2012.  These changes in management contracts were undertaken in light of our financial position and in order to better position us to attract additional financing.  Furthermore, as set out in the financial statements, these individuals exchanged significant liabilities that existed as of June 30, 2012, in consideration for issuance of common stock as a subsequent transaction.

On September 1, 2012, the Company entered into an Executive Employment agreement with Craig Fielding, CEO of Consorteum Holdings Inc. and Patrick Shuster, COO of the Company through December 31, 2016.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

ITEM 1B.  Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  Properties

We have no leased space at the current time and we currently occupy office space at 5045 Orbitor Drive, Building 8, Suite 200

Mississauga, Ontario Canada L4W 4Y4 on a rent free basis. We anticipate that we will enter into a leasing agreement for office space in the fourth quarter of 2012.

ITEM 3.  Legal Proceedings

In 2010, the Royal Bank of Canada commenced an action in Toronto, Canada against Consorteum Sub to recover amounts allegedly due under bank indebtedness totaling $158,307.  Bank indebtedness is comprised of a Royal Bank of Canada (“RBC”) demand term loan and an operating credit facility. Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum. The loan was scheduled to mature in June 2013. The loan was secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders.

The Company was unable to meet any repayment terms, and accordingly in 2010, RBC commenced legal proceedings to recover the full balances due. RBC’s legal proceedings named an officer and a former officer as defendants under guarantees in writing by both individuals. In May 2012, the Company satisfied the obligation through its Craig Fielding, CEO, inclusive of all interest, penalties and costs totaling approximately $179,000. A note was issued to the Mr. Fielding in the subsequent quarter on terms and conditions that were agreed to by the board.

On June 27, 2012 plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Action”) against the Company, our COO Patrick Shuster (“Shuster”), our CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company. As of the date hereof defendants CHI, Shuster and Fielding have not been served with the summons and complaint, and, upon information and belief, neither have any of the remaining defendants. Plaintiffs allege 12 different causes of action against various defendants, but only Count XI is alleged against the Company. In this count, plaintiff Cellura individually alleges that the Company (among other defendants) breached his employment agreement with the Company and seeks damages in excess of $5,000,000. The complaint does not give any detail of the specific breaches by any of the defendants; nor does it describe how plaintiff has been damaged for a sum in excess of $5,000,000. As set forth elsewhere in this Report the Company never entered into any employment agreement with Mr. Cellura and will vigorously defend the Action if it proceeds. The Company also has various counterclaims against Mr. Cellura that it will assert as well. The complaint also alleges certain securities law violations against all individual defendants. Lastly, the complaint alleges various causes of action against the individual defendants for intentional infliction of emotional distress, breach of fiduciary duty, defamation, interference with various business opportunities, prospective advantage, and negligent supervision.

In October 2012 the Company and Cellura as well as certain of the individual defendants named in the Action entered into a settlement agreement pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company will be resolved.

ITEM 4.  (Removed and Reserved.)

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over the Counter Bulletin Board under the symbol “CSRH.QB.”

The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended June 30, 2012 and 2011

	HIGH	LOW

Quarter Ended September 30, 2010	$0.0055	$0.0012
Quarter Ended December 31, 2010	$0.0045	$0.0012
Quarter Ended March 31, 2011	$0.0045	$0.0024
Quarter Ended June 30, 2011	$0.012	$0.0025

	HIGH	LOW

Quarter Ended September 30, 2011	$0.0120	$0.0020
Quarter Ended December 31, 2011	$0.0140	$0.0038
Quarter Ended March 31, 2012	$0.0104	$0.0038
Quarter Ended June 30, 2012	$0.0100	$0.0038

Holders of common equity

As of October 12, 2012, we had approximately 250 record holders of our common stock.  The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stocks whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

We have not declared or paid a cash dividend to stockholders since it was organized.  Our board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

From July 2011 through January 2012, the Company issued 425,000 five-year warrants having an exercise price of $0.025 per share of common stock. Such warrants were issued in connection with an issuance of convertible notes amounting to approximately $77,000. The Company determined that there was no significant value associated with the granting of these warrants associated with this convertible note.

On May 15, 2002, the Company received $254,500 from the issuance of a convertible promissory note with the terms. In addition to those terms, the note is convertible into shares in the event of a reverse stock split at 85% of the average trailing price ten (10) days after such an event. The convertible promissory note bears interest at 5% per annum and due on May 2014. Interest is payable monthly. The note is convertible at any time at the option of the holder, into shares of common stock at a rate $0.05, each.

On June 12, 2012, the Company received $31,168 and issued a note for a promise to repay $34,000, representing interest in the amount $2,832, on July 31, 2012. In connection therewith, we committed to issue 5,000,000 shares of our common stock valued at approximately $16,000 using our closing stock price of $0.007 as additional consideration. The note has a default rate of interest of 15%, per annum. The note has not been satisfied and is currently in technical default. As of the date of these financial statements the shares of our common stock have not been issued.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE LEVEL OVERVIEW

Initially, we spent time validating our business models for the First Nations project and the My Golf Rewards program. The lack of capital to launch these programs has forced us to curtail our sales and marketing activities and to focus on identifying other opportunities in which we could compete for market share and generate revenue.

In 2011, we attempted to acquire Tarsin through the issuance of stock and cash, but due to our inability to obtain capital to complete the acquisition and provide working capital post close, we terminated the acquisition agreement in June 2012. On October 10, 2012, we entered into a licensing agreement with Tarsin for rights to the CAPSA technology. In connection therewith, we acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as certain customers in the United States. The agreement is for a term of three (3) years, and is subject to a royalty of 12.5% of revenues derived from the CAPSA technology. The agreement specifies an annual license fee of $100,000 and a support fee based an annual turnover. We ultimately wish to expand in Latin America, China and Europe. The Company also retains the “Right of First Negotiation” to enter into markets in the US which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada.

The licensing agreement with Tarsin will become the keystone in our plans to rebrand ourselves as a leader in the mobile publishing and mobile gaming industry. All of our previous initiatives will be redesigned with the core focus of establishing our reputation for creative solutions in a mobile world. Tarsin is positioned to become a leading developer of mobile gaming on cross platform applications, which expect to significantly benefit from. The CAPSA platform facilitates our ability to develop mobile applications and can be leveraged into many different market verticals. We anticipate that in 2013 we will deliver to market a series of mobile applications in the gaming, entertainment, sports and mobile financial solutions industries.

During the current fiscal year, we have been focused on initiating new agreements and commencing pilot projects intended to demonstrate the efficacy of the business model.  The lack of working capital funds has challenged this process and at the end of the fiscal year, we were forced to restructure our affairs.  The outcome of that process included the decision to reduce the number of business opportunities, the termination of all management contracts, and the arrangement with officers, employees, and suppliers to forgive certain indebtedness as at June 30, 2012.

We have incurred losses since commencing the above initiatives in June 2011 and will likely continue into 2013 until such time we can generate revenues sufficient to meet our cash flows. We have significant liabilities which we acquired through the acquisition of MEXI. We intend to work through reducing or eliminating the remaining liabilities, and to continue to raise additional working capital to meet the demands of Tarsin’s new product offering.

We have no funding commitments and there can be no assurance that we will raise any of the financing we need. The financial results of 2011 and 2012 are reflective of an early stage company that has pilot projects only in place but no active programs.  Results for the current year have been impacted by the limited financial resources available.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Fiscal 2012

We had $9,371 cash at June 30, 2012.

During fiscal 2012, we used cash in our operating activities amounting to approximately $603,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1,621,000 primarily due to increase in payables and accrued liabilities.

During fiscal 2012, we used cash in our investing activities of approximately $145,000 for the proposed acquisition of Tarsin, which ultimately consummated a license agreement with Tarsin for certain territorial rights to their technology.

During fiscal 2012, we generated cash from financing activities of approximately $753,000, which consisted of the proceeds from the issuance of loans and convertible promissory notes.

Cash Flows – Fiscal 2011

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

During fiscal 2011, we generated cash from financing activities of approximately $464,000, which consist of the proceeds from the issuance of loans, convertible promissory notes, and due to stockholders of approximately $661,000 offset by principal repayments on such debt amounting to approximately $196,000.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure by Consorteum to move forward and management anticipates that delays will continue if funds are not available.

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern. We have incurred losses since inception and our ability to continue as a going-concern depends upon its ability to continue to raise adequate financing and develop profitable operations. We have a working capital deficit of approximately $3.7 million at June 30, 2012. Subsequent to June 30, 2012, we have raised working capital of $315,000 through the issuance of notes to fund our working capital requirements. We are actively targeting sources of additional financing, which would assure continuation of the Company’s operations. The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is and has experienced negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for the projects but anticipates that the current market conditions may impact the ability to source such funds.

There can be no assurance that we will be able to continue to raise funds in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, we may be forced to sell or assign rights to our technologies. Our consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

RESULTS OF OPERATIONS

Consorteum Holdings, Inc.

RESULTS OF OPERATIONS

			Increase/	Increase/
	Year ended		(Decrease)	(Decrease)
	June 30,		in $ 2012	in % 2012
	2012	2011	vs 2011	vs 2011

Revenues:	$-	$-	$-	-%

Operating expenses:
Selling, general and administrative	1,239,809	852,905	386,903	45%
Total operating expenses	1,239,809	852,905	386,903	45%

Operating loss	(1,239,809)	(852,905)	(386,903)	-45%

Other income (expense):
Gain on debt restructuring	68,813	78,684	9,871	-13%
Interest expense	(450,064)	(141,536)	308,528	218%
Total other income (expense)	(381,251)	(62,852)	318,399	507%

Net loss	$(1,621,059)	$(915,757)	705,302	77%

NM: Not Meaningful

Revenues

We are a development-stage company with no operating revenues generated since our inception. Our first revenues from commercial sales and licensing are expected to be from the Tarsin license agreement. We expect our revenues to be derived from transactions processed using the CAPSA platform technology in certain countries outside the United States. Our first market we expect to generate revenues in is North America.

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

The increase in our selling, general, and administrative expenses in fiscal 2012 when compared to fiscal 2011 is primarily attributable expanding our development efforts.

Interest Expense

Interest consists of interest payable pursuant to stated rate on interest bearing indebtedness, as well as amortization of debt discount and deferred financing costs.

The increase in interest expense in fiscal 2012 when compared to fiscal 2011 is primarily due to the issuance of loans payable during fiscal year.

Net Losses

We have suffered losses for the periods presented. Because we are a development-stage company, we expect to incur losses for the foreseeable future until such time we can generate significant revenues. We will need to raise capital to fund these losses, the amount of which is not currently known.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any significant contractual obligations to third parties other than an annual obligation to MasterCard and issuing banks under the Unity program initiative not exceeding $50,000 in any year.

There are no commitments for capital expenditures.

There are currently two management contracts.

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

Risks and Uncertainties

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

Impairment of Long Lived Assets

In accordance with Accounting Standards Codification (ASC) 360, “ Property plant and equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1 to the Consolidated Financial Statements, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company closes operations, the asset values may be materially impaired.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “ Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. A valuation allowance is provided for net deferred tax assets since we have no history of earnings. In addition, we have deferred tax assets related to our net operating losses; however, due to our issuances of common and preferred stock, we will not be able to recover such losses carryforward to offset future taxable income.

Foreign Currency Translation

In accordance with the provision of ASC 830, “ Foreign Currency Matters,” the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

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

Comparative Financial Information

Certain financial information for the fiscal 2012 has been reclassified to conform to the financial statement presentation adopted in the current year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues Accounting Standards Updates (ASUs) to amend the authoritative literature in ASC.  There have been a number of ASUs to date that amend the original text of ASC.  Those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us, or (iv) are not expected to have a significant impact on us.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Data

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2012, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  As a result of its assessment, management identified material weaknesses in our internal control over financial reporting.  Based on the weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2012. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2012:

•	While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•	There is lack of segregation of duties in financial reporting, as one consultant performs our financial reporting and all accounting functions. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required.

ITEM 9B.  Other Information.

None.

ITEM 10.  Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name	Age	Position

Craig Fielding	48	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary
Patrick Shuster	60	Chief Operating Officer, Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

CRAIG R. FIELDING, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, AND DIRECTOR, AGE 48

From April 2006 to the present, Mr. Fielding has served as our CEO and one of our directors.  Mr. Fielding assumed the role of President and CEO in August 2010, and was part of the team that took Consorteum Holdings Inc., into the public market, and one of the founders of the company.  From 1999 to February 2006 Mr. Fielding was part of the management teams at two startup technology companies in the financial transaction processing market place.  From August 1989 to August 1999, Mr. Fielding worked in a number of Sales Management and Senior Management roles in North America with Xerox Canada Ltd. Mr. Fielding attended Manchester Polytechnic in England where he studied business.  Mr. Fielding’s experience in technology, solution selling and large system building in his prior positions enables him to bring this valuable experience to the Board and as CEO of the Company effective September 21, 2012.

MR. PATRICK SHUSTER, CHIEF OPERATING OFFICER, DIRECTOR AGE 60

Mr. Shuster has over 22 years business experience, including over 15 years in executive management, engineering, operations and marketing in the telecommunications industry. He has spent five (5) years as an officer and director of a publicly traded company. He has assisted numerous public and private companies in business development and private investment in public equity. Mr. Shuster retired as a decorated officer in the United States Navy serving in the submarine service. His last active duty assignment was as Chief Engineer of a nuclear submarine, one of the Navy’s most demanding jobs.

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

BOARD OF DIRECTORS AND OFFICERS

Each director is elected until our next annual meeting and until the successor is duly elected and qualified.  The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws.  A director so chosen or appointed will hold office until the next annual meeting of stockholders.  Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

MEETING AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended June 30, 2012, our Board of Directors held 18 meetings and took 22 actions by written consent.

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

To the best of our knowledge, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Craig Fielding, Chairman, Chief Executive Officer, Chief Financial Officer and Director	0	1	Form 4, Form 5

Patrick Shuster, Chief Operations Officer	1	0	Form 3

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, controller, and all others performing similar functions.  The Code of Ethics is not yet posted on our web site.  We will furnish, without charge, a copy of our Code of Ethics to any person requesting a copy.  Any request for a copy should be directed via e-mail to patrick@consorteum.com .

ITEM 11.  Executive Compensation

COMPENSATION OF DIRECTORS

For the fiscal year ended June 30, 2012, none of the current or former directors were compensated for their services as directors.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us for services rendered for the fiscal year ended June 30, 2012 to each of the individuals who served as Executive Chairman, Chief Executive Officer, and Chief Operating Officer (executives collectively referred to as the “Named Executives”).

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary		Stock Awards ($)	Option Awards ($)(2)		All other Compensation ($)	Total ($)
Craig A. Fielding,	2012	$212,500	(5)	0	$13,854		$0	$226,354
Chief Executive Officer	2011	$47,000			$0			$47,000
	2010	$151,520	(1)		$45,266	(2)	$22,160	$218,946

Patrick Shuster,	2012	$202,500	(3)	0	$13,854		$0	$216,354
Chief Operating Officer	2011
	2010

Joseph Cellura,	2012	$97,500	(4)	0	$11,667		$75,000	$109,167
Chief Executive Officer	2011
	2010

(1)	Mr. Fielding waived $173,680 of his accrued salary for fiscal 2010 and agreed to be compensated by the issuance of shares of the Company’s common stock at a rate of $0.003 per share or a total of 30,000,000 shares.

(2)	On September 19, 2009, we issued 1,750,000 options to purchase shares of our common stock to the following named directors and officers.

Name of Executive Officer	Number of Options	Exercise Price

James D. Beatty	500,000	$0.15
Craig A. Fielding	500,000	$0.15
Quentin Rickerby	750,000	$0.15

All of the options above expired on September 21, 2012.

(3)

Subsequent to yearend, the Company entered into a new 51-month employment agreement with Mr. Patrick Shuster to serve as Chief Operating Officer, retroactive to September 1, 2012. Under the September 21, 2012 employment agreement, Mr. Shuster is to be paid a base salary of $240,000 and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Shuster was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016. As a signing bonus, Mr. Shuster was issued 2,000,000 shares of Series A Preferred Stock was granted and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

(4)

Starting in December 1, 2011 the Company began accruing salary for Mr. Cellura as CEO. Mr. Cellura was to be paid a base salary of $195,000 per year. For the period from December 1, 2011 until his termination for cause on May 18, 2012 the Company recorded accrued salary of $97,500. In addition, Mr. Cellura received advances of $75,000 towards compensation and expenses.

(5)

Subsequent to yearend, the Company entered into a new 51-month employment agreement with Mr. Craig Fielding to serve as Chief Executive Officer, retroactive to September 1, 2012. Under the September 21, 2012 employment agreement, Mr. Fielding is to be paid a base salary of $240,000 and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Fielding was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016. As a signing bonus, Mr. Fielding received 3,000,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

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

STOCK OPTION PLANS AND STOCK COMPENSATION PLANS

We currently have the following forms of stock compensation, equity compensation, and deferred compensation or other plan or pension in place for our directors, executive officers, and employees: (i) 2008 Stock Option Plan; and (ii) 2008 Employees Compensation and Stock Option Plan.  We are authorized to issue up to a maximum of 2,500,000 shares of our common stock under each such Plan.  No grants of any kind were issued and outstanding under either Plan during the fiscal year ended June 30, 2012.

On September 19, 2009, we issued 1,750,000 options to purchase shares of our common stock to the following named directors and officers.

Name Of Executive Officer	Number Of Options	Exercise Price

James D. Beatty	500,000	$0.15
Craig A. Fielding	500,000	$0.15
Quentin Rickerby	750,000	$0.15

All of the options above were cancelled on September 21, 2012.

On September 21, 2012, we granted the options to purchase 5,000,000 shares, each, of our common stock to Mr. Fielding and Mr. Shuster exercisable at the estimated fair market price based on our closing stock price on the grant date of $0.002 per share. Such shares began vesting on September 1, 2012.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 12, 2012 by: (i) all stockholders known to us to be owners of more than 5% of our outstanding common stock; and (ii) all of our officers and directors, individually and as a group:

Name and Address of Beneficial Owner	Amount (1)	Percentage of Class Ownership (2)

Craig A. Fielding	88,759,999 common shares (4)	29.00	%(2)
464 Worthington Avenue,
Richmond Hill, Ontario,
Canada, L4E 4R6

James D. Beatty	23,000,000 common shares (5)	7.56	%(2)
46 Teddington Park Avenue,
Toronto, Ontario,
Canada, M4N 2C6

Tim Brown	42,826,150 common shares (6)	12.16	%(6)
Gippsland Mail Center
Victoria Australia

T. Brown Family Investment Trust	34,426,150 common shares (7)	10.02	%(7)
Gippland Mail Center
Victoria Australia

Paul Martin	21,144,700 common shares	6.84	%(2)
Unit 1, 425 Burlington Avenue
Burlington, Ontario
Canada, L7S 1R3

OFFICERS AND DIRECTORS	88,759,999 common shares (1)	29.00	%(2)

(1)	The amount includes shares owned of record and beneficially by each of the directors and officers as at October 12, 2012.; thus it includes shares issued and to be issued for accrued compensation, return of previously surrendered shares to our treasury for other use, the reissuance of shares for an equivalent number of shares foreclosed upon in satisfaction of an obligation of us and the forgiveness of our indebtedness owed to directors or officers. See Item 9B. Other Information.

(2)	For purposes of this calculation all beneficial ownership issuances have been included as issued and outstanding.

(3)	Represents beneficial ownership and not ownership of record.

(4)	Mr. Fielding owns of record 10,000 shares of our common stock and is the beneficial owner of 88,749,999 shares of our common stock.

(5)	Mr. Beatty owns of record 3,000,000 shares of our common stock and is the beneficial owner of 20,000,000 shares of our common stock.

(6)	Mr. Brown owns directly 8,400,000 shares of our common stock and may be deemed to be the beneficial owner of 34,426,150 shares of our common stock that would be owned by the T.Brown Family Investment Trust (the "Trust") upon its conversion of $688,523.44 of our convertible promissory notes at a conversion of $0.02 for each share of common stock, by virtue of his position as trustee of the Trust. The Trust does not own any shares of our common stock at this time. See note 7 below.

(7)	The T. Brown Family Trust (the "Trust") does not own any shares of our common stock. The calculations in the table assume that the T. Brown Family Trust has converted a total of $688,523.44 of convertible promissory notes from the Company to the Trust into shares of our common stock at a conversion price of $0.02 per share. Under the promissory notes the conversion for all or any portion of the outstanding promissory notes can be made by the Trust at any time; therefore they are included in the table on as converted basis. These calculations are based upon the face amount of the Company promissory notes and do not include accrued and unpaid interest.

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

Share Issuances:

On September 21, 2012, we approved the issuance of 5,000,000 shares of Series A Preferred stock, 3,000,000 shares to Mr. Fielding and 2,000,000 shares to Mr. Shuster in connection with their employment contracts approved on September 21, 2012. In addition, we approved the issuance of 2,000,000 shares, each, of fully vested Series B Preferred stock. We have not issued the shares of our Preferred stock to these executive officers.

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

ITEM 14.  Principal Accounting Fees and Services

(1) Audit Fees

 The aggregate fees billed for the last fiscal year for professional services rendered by Sherb & Company, LLP, (“Accountant”) for the audit of our annual financial statements, and review of financial statements included in our Form 10-Q’s:

2012	$59,500
2011	$38,000

The fees billed for 2011 for professional services rendered by SF Chartered Accountants, LLP, (“Accountant”) for review of financial statements included in our Form 10-Q’s was $25,990.

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

10.15	Tarsin Licensing Agreement dated as of October 10, 2012 between Consorteum Holdings, Inc. and Tarsin Ltd.

10.16	Tarsin Termination Agreement dated October 10, 2012 between Consorteum Holdings Inc., Tarsin Ltd. and Tarsin Inc.

10.17	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed May 21, 2012).

10.18	Settlement and Release Agreement dated October 26, 2012 between Consorteum, Inc., Consorteum Holdings, Inc., Game2Mobile Inc., Craig Fielding, Patrick Shuster, and Joseph Cellura.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: November 7, 2012

	By:	/s/ Craig A. Fielding
Craig A. Fielding Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: November 7, 2012

Name	Position	Date

/s/ Craig A. Fielding	Chief Executive Officer, Chief	November 7, 2012
Craig A. Fielding	Financial Officer, Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer)

/s/ Pat Shuster	Director	November 7, 2012
Pat Shuster

CONSORTEUM HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012, and 2011

(EXPRESSED IN U.S. DOLLARS)

Report of Independent Registered Public Accounting Firm

The Directors and Shareholders of

Consorteum Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Consorteum Holdings, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial consolidated statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion,, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Consorteum Holdings, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Consorteum Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company is in the development stage, has a working capital deficit, and has incurred net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York

November 2, 2012

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(A DEVELOPMENT STAGE COMPANY)

	June 30,	June 30,
	2012	2011
ASSETS
Current Assets:
Cash	$9,371	$3,641
Deferred finance charges	–	8,394
Total current assets	9,371	12,035

Property and equipment, net of accumulated depreciation	2,734	3,938
Intangible assets, net	145,000	–
Total assets	$157,105	$15,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,143,351	$745,478
Bank debt	–	158,307
Loans payable-short term	1,235,085	948,149
Convertible promissory notes	1,098,973	163,235
Due to related parties	196,085	523
Total current liabilities	3,673,494	2,015,692

Convertible promissory notes	2,189,490	–
Loans payable, net of short-term portion	–	407,998
Total liabilities	5,862,984	2,423,690

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized: none issued and outstanding	–	–
Common stock; $0.001 par value; 500,000,000 shares authorized; 309,216,464 and 304,147,714 issued and outstanding	309,217	304,148
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	–
Additional paid-in capital	3,428,065	3,135,529
Accumulated other comprehensive loss	(102,518)	(171,509)
Deficit accumulated during prior development activities	(7,617,031)	(5,538,385)
Deficit accumulated during the development stage	(1,621,059)	–

Total stockholders’ deficit	(5,705,879)	(2,407,717)

Total liabilities and stockholders’ deficit	$157,105	$15,973

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(A DEVELOPMENT STAGE COMPANY)

	Year ended
	June 30,
	2012	2011

Revenues	$–	$–

Operating expenses
Selling, general and administrative	1,239,808	852,905
Total operating expenses	1,239,808	852,905

Operating loss	(1,239,808)	(852,905)

Other expense
Gain on debt restructuring	–	78,684
Gain on settlement of debt	68,813	–
Interest expense	(450,064)	(141,536)
	(381,251)	(62,852)

Net loss	(1,621,059)	(915,757)

Foreign currency translation adjustment	68,938	(116,815)

Comprehensive loss	$(1,552,121)	$(1,032,572)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	305,407,977	206,796,885

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (July 1, 2011 TO JUNE 30, 2012

(A DEVELOPMENT STAGE COMPANY)

	Preferred Stock		Common Stock		Collateralized	Shares Committed to be	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	$	Shares	$	Shares Issued	Issued	Stock	Capital	Income (loss)	Deficit	Deficit

Balance, June 30, 2010	–	$–	93,953,715	93,954	$(137,500)	$–	$15,286	$2,737,908	$(54,694)	$(4,622,628)	$(1,967,674)

Fair value of shares issued for services	–	–	23,000,000	23,000	–	–	–	40,000	–	–	63,000
Fair value of shares issued in lieu of interest	–	–	1,500,000	1,500	–	–	–	3,000	–	–	4,500
Fair value of shares issued to satisfy obligations under loans payable	–	–	37,498,000	37,498	–	–	–	46,172	–	–	83,670
Fair value of shares issued to satisfy certain liabilities	–	–	61,000,000	61,000	–	–	–	119,000	–	–	180,000
Fair value of shares to satisfy obligations to shareholders	–	–	73,160,999	73,161	–	–	–	188,198	–	–	261,359
Shares issued from treasury	–	–	17,835,000	17,835	–	–	(15,286)	(2,549)	–	–	–
Shares returned to treasury	–	–	(3,800,000)	(3,800)	–	–	–	3,800	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	(116,815)	–	(116,815)
Net loss	–	–	–	–	–	–	–	–	–	(915,757)	(915,757)
Ending balance, June 30, 2011	–	–	304,147,714	304,148	(137,500)	–	–	3,135,529	(171,509)	(5,538,385)	(2,407,717)

Fair Value of preferred stock issued for services (Series B)	14,000,000	14,000	–	–	–	–	–	124,000	–	–	138,000
Distributions (Series A)	5,000,000	5,000	–	–	–	–	–	–	–	(2,078,646)	(2,073,646)
Return of preferred shares	(19,000,000)	(19,000)	–	–	–	–	–	19,000	–	–	–
Conversion of note	–	–	5,068,750	5,069		–		96,306	–	–	101,375
Stock option expense	–	–	–	–	–	–	–	53,230	–	–	53,230
Shares committed to be issued	–	–	–	–	–	35,000	–	–	–	–	35,000
Foreign currency translation	–	–	–	–	–	–	–	–	68,938	–	68,938
Net loss	–	–	–	–	–	–	–	–	–	(1,621,059)	(1,621,059)
Ending balance, June 30, 2012	–	$–	309,216,464	$309,217	$(137,500)	$35,000	$–	3,428,065	$(102,571)	$(9,238,090)	$(5,705,879)

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

	Year ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,621,059)	$(915,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment in investment of an affiliated company	1,176	–
Depreciation	–	1,625
Gain on forgiveness or restructuring of debt	–	(90,593)
Gain on settlement of debt	(68,813)
Amortization of deferred finance charges and debt discount	59,141	19,038
Impairment of intangible asset	–	10,279
Fair value of shares issued for services	191,230	63,000
Changes in operating assets and liabilities:
Other receivable	–	11,512
Prepaid expenses	–	–
Accounts payable and accrued liabilities	423,606	244,029
Accrued interest	411,269	186,609

Net cash used in operating activities	(603,450)	(470,258)

Cash flows used in investing activities:
Purchase of license agreement	(145,000)	11,512

Net cash provided (used in) by investing activities	(145,000)	11,512

Cash flows from financing activities:
Proceeds from loans	141482	425,000
Repayment of loans	–	(74,408)
Repayment of bank indebtedness	(121,938)	(9,900)
Proceeds from stockholders' advances	195,585	111,300
Repayment of stockholders' advances	–	(111,878)
Repayment of convertible promissory notes	(4,020)	–
Proceeds from the issuance of convertible promissory notes	541,757	124,301

Net cash provided by financing activities	752,866	464,415

Effect of exchange rate on cash	1,314	374

Net increase (decrease) in cash	5,730	(5,469)

Cash, beginning of period	3,641	9,110

Cash, end of period	$9,371	$3,641

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:

Fair value of shares to satisfy obligations under loan payable	$–	$83,670
Fair value of shares to satisfy certain liabilities	$–	$180,000
Fair value of shares to satisfy obligations to stockholders	$–	$261,539
Carrying value of shares issued from treasury stock	$–	$17,835
Fair value of convertible notes issued related to acquisition	$2,078,646	$–
Conversion of convertible note payable	$101,375	$–

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS

1.         Organization, Development Stage Activities, and Going Concern

Consorteum Holdings, Inc. ("Holdings" and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc.

On June 15, 2009, we entered into an agreement and plan of exchange whereby Holdings acquired 100% of the issued and outstanding shares of common stock of Consorteum Inc. (“Consorteum”) from Consorteum's stockholders, by exchanging 39,999,750 shares of Holdings’ common stock, in a reverse merger transaction. Consorteum is a company incorporated under the laws of the province of Ontario on April 3, 2006. Prior to the agreement and plan of exchange, Holdings had 29,860,000 shares of its common stock, issued and outstanding. At the closing of the exchange transaction, Holdings cancelled 23,000,000 shares of its common stock held by one stockholder. As a result of the exchange, the principal stockholders of Consorteum controlled 85% of Holdings.

On June 6, 2011, the Company entered into an asset purchase agreement, as amended, with Media Exchange Group, Inc. (“MEXI”) pursuant to which the Company agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform, as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.  On July 14, 2011, the Company completed its due diligence and finalized the asset purchase agreement with MEXI. A majority shareholder of MEXI and the former Chief Executive Officer, Director and Chairman of the Board of MEXI (who resigned on June 3, 2011) organized the asset purchase agreement with MEXI.  In addition, the control persons of MEXI were effectively issued 5,000,000 shares of Series A preferred stock (see Note 10), which have super voting rights, causing such persons to have voting control of the Company.  Accordingly, the transaction was deemed consummated between two entities under common control and the transfer of assets was recorded at historical cost.  MEXI’s rights, title and interests to, and agreements relating to, its digital trading card business and platform were valued at the historical cost basis of zero since MEXI’s activities were related to research and development. However, in connection with the acquisition, the Company assumed convertible notes amounting to $2,073,646 of MEXI (principal and accrued interest as of July 2011), and accordingly, recorded a corresponding charge in the deficit accumulated during the development stage in the accompanying consolidated balance sheet at June 30, 2012, and the statement of Stockholders’ Deficit for the fiscal year ended June 30, 2012. See Note 10 for commitments and contingencies related to 5,000,000 shares of Series A preferred stock not issued.

On July 8, 2011, the former Chief Executive Officer of MEXI assumed the position of the Chairman and Chief Executive Officer of Consorteum Holdings, Inc. and, in accordance with the Board of Director’s authorization, was directed to submit an executory employment contract which promised 4,000,000 shares of Consorteum’s Series B preferred stock as part of his compensation in accordance with the terms of his executory contract. However, the board of directors never approved the executory contract. See Note 10.

On October 4, 2011, the Company entered into an Acquisition Agreement (the “Agreement”) with Tarsin (Europe) LTD, a company organized under the laws of the United Kingdom (“Seller”), whereby the Company agreed to purchase 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin Subsidiary”) from Seller.  On November 4, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Agreement. Pursuant to the Agreement and the Amendment, the Company was to purchase 100% of the issued and outstanding shares of Tarsin Subsidiary from Seller for: (1) a total of 24,500,000 shares of the Company’s common stock issued at a deemed issuance price of $0.10 per share; and (2) a cash payment of $3,000,000 to Seller as follows: (i) $200,000 no later than January 30, 2012, (ii) $800,000 no later than March 31, 2012, (iii) $1,000,000 no later than July 31, 2012, and (iv) $1,000,000 no later than December 31, 2012. Further, the Company was to have paid in full the existing outstanding balance owed by Seller on its line of credit established with NAT West in the total amount of $90,000. Pursuant to the Amendment No. 1 above, Seller further agreed to grant to the Company an exclusive, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology in consideration for a 12.5% royalty fee calculated on future net revenues from the use of the CAPSA Mobile Platform technology. The Company was further obligated to provide or procure working capital to Tarsin Subsidiary as follows: (1) $300,000 no later than December 31, 2011, and (2) an additional $250,000 no later than March 31, 2012 and (3) an additional $1,150,000 no later than December 31, 2012.  The Company has been unable to meet these obligations because the Company was unable to provide the necessary financing. In connection therewith, the Company advanced monies for working capital totaling approximately $145,000 through June 30, 2012. The acquisition was not completed because the Company was unable to provide the necessary financing.

In July 2012, the Company entered into new negotiations with Tarsin Inc. in order to reach an agreement that would preserve the value of our investment and the CAPSA platform as developed by Tarsin, and allow the Company to leverage its relationships with existing Canadian based casinos and resorts as customers that could utilize the CAPSA platform to provide mobile wagering and gaming to their customers. As discussed in Note 13, the Company reached a new exclusive licensing agreement with Tarsin that allows the Company to license the CAPSA platform to sell mobile gaming and wagering programs throughout Canada, Mexico and select customers within the United States, as well as other countries. The Company agreed to unwind its acquisition Agreement previously entered into and Tarsin is again operating as a privately held Nevada corporation.

Development Stage Activities

We previously operated as a technology and services aggregator to meet the diverse needs of its client base by leveraging its wide-ranging partner technologies to develop end-to-end, turnkey card and payment transaction processing solutions. On or about July 14, 2011, we changed our date of inception as a result of the change in business for accounting of our development-stage activities under Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Activities prior to such date are included in development activities and the historical accumulated losses are segregating in the accompanying consolidated balance sheet in stockholders’ deficit.  In June 2011, we began to focus our efforts to acquire Tarsin, Inc.; however, we were unsuccessful in completing the acquisition because we could not secure the financing necessary to close. In October 2012, we secured a license to market and license the CAPSA technology from Tarsin. We expect to generate revenues from licensing the CAPSA technology in fiscal 2013. We have established an inception date effective July 1, 2011 (Inception).

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in the development stage and has suffered losses from operations. As of June 30, 2012, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $3.7 million. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

We have secured working capital of approximately $677,000 during the year ended June 30, 2012. Subsequent to such date, we have raised additional capital totaling approximately $315,000; such proceeds were used for working capital of the business and to advance funds to Tarsin.  We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   Furthermore, certain debt is overdue and is secured by all assets of the Company.  We are attempting to restructure some of the debt and secure additional financing to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. Our convertible notes of approximately $2.2 million reflected as non-current liabilities will be satisfied through the issuance of common stock, which is in our control and expected to be completed no later than the Company’s quarterly period ended March 31, 2013.

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

Property and equipment

Property and equipment is recorded at cost. Depreciation, based on the estimated useful life of the property and equipment, is provided over a period of three years.

Intangible asset

Intangible asset represents a software license right acquired as part of our exclusive licensing agreement with Tarsin Inc. to use the Capsa platform in defined territories. The license is subject to an annual license fee, which was satisfied for 2013 in consideration for $145,000 paid to Tarsin Inc.

Impairment of long-lived assets

In accordance with ASC 360, "Property, plant and equipment," long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. At June 30, 2011, we fully impaired an intangible asset totaling $10,000.

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

Revenue recognition

The Company will recognize revenue based on the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

Comprehensive Income or loss

The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying consolidated statements as comprehensive income or loss.

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

The Company excluded 16,500,000 options and 2,492,184 warrants from the calculation for the year ended June 30, 2012 as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from dilutive share calculation.

Concentration of Credit Risk

ASC 825 "Financial Instruments," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company may have funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions have good standing.

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, although on January 1, 2014 this amount is scheduled to return to $100,000 per depositor, per insured bank. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer, including up to $100,000 for cash. At times, the Company has cash deposits in excess of federally and institutional insured limits.

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

The Company adopted ASC 820 “Fair Value Measurements and Disclosures.” ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Equipment consists of cost of computer equipment of approximately $20,400 and $20,000, at June 30, 2012 and 2011, respectively, and related accumulated depreciation of approximately $17,700 and $17,000 at June 30, 2012 and 2011, respectively.

Depreciation expense amounted to approximately $1,200 and $1,600 during fiscal 2012 and 2011, respectively.

5.	Intangible Assets

The Company advanced $145,000 to Tarsin through June 30, 2012 and subsequent to year end, we secured a license as discussed in Note 13. We have reported the amount paid as an intangible asset as a result.

As a result of the acquisition of the additional interest in My Golf Rewards Canada Inc., the Company acquired an interest in the rights to a software license and other proprietary software necessary to operate the business. Accordingly, the asset has been recorded at its estimated acquisition cost, which value has been supported by recent arms-length negotiations.

The asset was amortized on a systematic basis over its estimated life. The software license is subject to an annual renewal fee which will be expensed as incurred.

Purchase price allocation as follows:

Purchase Price		$46,717

Cash		$9,814
Accounts Receivable		150,872
Total Assets		$160,686

Accounts Payable	$40,199
Loan Payable	$83,692

Total Liabilities		$123,891

Net Assets Acquired			$36,795

Intangible asset			$9,922

During its annual review of impairment of intangibles for the year ended June 30, 2011, management determined that the unit My Golf Rewards Canada, Inc. would not be profitable for the following two years.  Additionally, the proprietary technology may become obsolete by the time the Company becomes profitable.  While the Company believes that My Golf Rewards Canada, Inc. may become profitable in the future, assuming that it is able to secure proper financing for working capital, the proprietary technology would have to be substantially redesigned using the latest software engineering technology.  Additionally, management does not believe that the proprietary technology can be licensed to third-parties without significant customization, further reducing the value of the proprietary technology.  Accordingly, Management, impairment the full value of the asset of approximately $10,000, with a corresponding charge to selling, general, and administrative expense as of and during the year ended June 30, 2011.

6.	Bank Indebtedness

Bank indebtedness was comprised of a Royal Bank of Canada (“RBC”) demand term loan and an operating credit facility. Starting July 2008, the loan was repayable on a monthly basis at $1,792 plus interest, at RBC’s prime rate plus 2% per annum. The loan was scheduled to mature in June 2013. The loan was secured by a general security agreement signed by the Company constituting a first ranking security interest in all personal properties of the Company and personal guarantees from certain stockholders. In 2010, the Company defaulted on the note and RBC obtained a judgment against the Company and it guarantors.

In May 2012, the loan was satisfied by our Chief Executive Officer (CEO), who was a co-guarantor on the debt, in the amount of $162,500. The Company entered into a note agreement to repay our CEO the funds used to satisfy the RBC note – See Note 7 and 9. The co-guarantor was responsible for $51,000 of the bank indebtedness and remitted said funds along with funds provided by the Company’s CEO. The co-guarantor forgave the company of any indebtedness due him as part of the settlement. Accordingly, a total gain of approximately $69,000 was recognized on settlement of debt.

7.  Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	June 30,	June 30,
	2012	2011

Loans payable, bearing interest at rates between 10% and 18% per annum. Interest payable monthly. These loans are past due. Unsecured and payable on demand. Accrued interest of $212,201 and $90,926 at June 30, 2012 and 2011, respectively	$1,235,085	$1,372,085
Less: Current portion	(1,235,085)	(407,998)
Loans payable, non-current	$–	$1,372,085

Convertible Promissory Notes are as follows:

	June 30,	June 30,
	2012	2011
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at June 30, 2012 was $408,521. These notes were convertible upon the merger that occurred in July 2011.	$2,189,490	$–

Convertible promissory notes, bearing interest between 5% and 18% per annum, maturing between October 2010 and December 2012. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.008 to $0.05 or at 35% discount of market. Accrued interest of $112,616 and $45,679 at June 30, 2012 and 2011. The notes are substantially in default at June 30, 2012.	762,242	163,235

Convertible promissory notes, bearing interest between at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The note is convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of $12,231 at June 30, 2012.	336,731

Convertible promissory notes	$3,288,463	$163,235
Less: short-term portion	(1,098,973)	(163,235)
Convertible promissory notes long-term portion	$2,198,490	$–

Loans Payable

In April 2012, the Company received $45,000 from an individual known to Mr. Cellura. To date, we have been unable to obtain an agreement with this party; however, the proposed terms are that the amount is due April 23, 2013, interest at 8%, per annum and no conversion rights. In connection with our settlement agreement with Mr. Cellura as discussed in Note 10, Mr. Cellura is to assume the obligation and formalize an agreement for said amount. We have included such amount in our financial statements until such time the agreement is consummated and the Company released from any obligation to repay the amount.

On June 12, 2012, the Company received $31,168 and issued a note for a promise to repay $34,000, representing interest in the amount $2,832, on July 31, 2012. In connection therewith, we committed to issue 5,000,000 shares of our common stock valued at approximately $35,000 using our closing stock price of $0.007 as additional consideration. The note has a default rate of interest of 15%, per annum. The note has not been satisfied and is currently in technical default. As of the date of these financial statements the shares of our common stock has not been issued.

On June 12, 2012, the Company issued a note for $35,314 received, interest at 5%, per annum, due August 31, 2012. The note has not been satisfied and is currently in technical default.

The Company issued 5,068,750 and 37,498,000 shares of its common stock to satisfy obligations under certain loans payable aggregating approximately, $101,375 and $84,000 during fiscal 2012 and 2011, respectively.

On May 15, 2012, the Company received $200,000 from a third party. Of the $200,000 initially received, $170,000 was immediately returned and directed to Tarsin per the instructions of the third party investor. The Company retained $30,000 as a loan payable. The Company has not yet negotiated final terms of the loan.

Convertible Promissory Notes

On May 15, 2012, the Company formalized a convertible promissory note stemming from $254,500 received from January to April 2012. The convertible note bears interest at 5% per annum, matures May 14, 2013, and is convertible at the option of the holder, at any time into shares of the company’s common stock at $0.05 per share. In addition to those terms, the note is convertible into shares in the event of a reverse stock split at 85% of the average trailing price ten (10) days after such an event.

From July through August 2011, the Company received advances from various individuals of approximately $77,000 and issued notes, with interest at 8%, per annum (default rate of 12%) and due December 31, 2011. In connection therewith, the Company issued warrants to purchase 425,000 shares of the Company’s common stock at $0.025 per share, which expire in five years. The Company valued the warrants using the Black-Scholes valuation method, and determining the value of the warrants was insignificant compared to the debt.

From July through December 2011, the Company received advances from various individuals of approximately $211,000 and issued convertible notes, with interest ranging from 5% to 8%, per annum and due between December 31, 2011 and December 31, 2012. These convertible notes are convertible into shares of the company’s common stock based on conversion prices ranging from $0.008 to $0.025 per share.

In connection with the assumption of convertible notes from MEXI in June 2011 of approximately $2.1 million, we required each holder to agree to certain terms and conditions. The holders agreed to accept shares of common stock at $0.01 or $0.05 per share, depending on the nature and terms of their then existing note. No holder may demand repayment under the terms of the assumption. All notes will be converted into common stock based on the original principal of the note, exclusive of accrued interest. If all notes were converted at their respected principal amounts, we would issue approximately 119 million shares of our common stock. We intend to satisfy the notes with our common stock no later than March 31, 2013. Accordingly, we have classified these convertible notes as non-current liabilities in the accompanying consolidated balance sheet at June 30, 2012 because of our control over conversion and our intent to force conversion into common stock.

On November 2, 2010, the Company issued a $380,000 convertible secured promissory note bearing interest at 12% per annum to a private investor. These funds were used for general working capital. Interest only was payable quarterly in arrears, with all remaining interest and principal due and payable on November 2, 2011 (see Note 13 for discussion of the refinancing of the note). At the option of the investor, all or part of the principal could have be paid by cancelling the amount sought to be converted through the issuance of shares of the Company’s common stock at a discount of thirty-five percent (35%) from the average of the bid and ask price of the common stock for the ten days preceding the date selected for conversion. The Company also issued the lender 7,500,000 restricted shares of the Company as part of the transaction. The collateral to secure the promissory note was not specified.

An additional amount of $75,000 was advanced in December 2010 as a loan which bore interest at 12% per annum, and a final advance of $45,000 Canadian was provided in May 2011. Both of these advances with interest were combined into a second convertible promissory note for $124,031, bearing interest at 12% per annum. These funds were also used for working capital.  The promissory note and all accrued interest was convertible into common shares of the Company at a conversion rate of $0.03 per share. The promissory note was due for repayment May 2012. In connection with the issue of the promissory note, the lender was granted warrants on this note equal to 25% of the value of the promissory note and interest that may be converted. The warrants were granted at $0.015 per share. See Note 13 for the refinancing of this note.

The Company recognized interest expense of approximately $341,231 and $141,000 during fiscal 2012 and 2011, respectively, in connection with all loans and convertible promissory notes.

The Company and one of the holders of a loan payable agreed to restructure the terms of its loan payable during fiscal 2011.  The interest rate was reduced from 18% to 6% retroactively, resulting in a gain on debt restructuring of approximately $79,000.

The Company has minimum principal payments of $88 due or coming due in fiscal 2012 and approximately $254,500 due in fiscal 2014.

8.	Due to Related Parties

In fiscal 2012, the Company received approximately $19,500 from a stockholder. The advances are unsecured and have no fixed repayment terms. The amount to be repaid is approximately $20,000 which is the amount reflected at June 30, 2012. During fiscal 2011, stockholders advanced to the Company approximately $111,000 and repaid approximately $112,000.

On May 30, 2012, the Company formalized a convertible promissory note with the Company’s CEO for approximately $179,809. The convertible note bears interest at 5% per annum, matures May 29, 2012, and is convertible at the option of the holder, at any time into shares of the Company’s common stock at $0.02 per share. Of the total monies advanced by the CEO, approximately $111,500 was used for settlement of bank indebtedness (see Note 6), approximately $15,600 was used to pay legal fees in connection with the bank indebtedness settlement, and approximately $52,700 was used to pay certain operating costs on behalf of the Company.

See Note 9 for Additional Note.

During fiscal 2011, the Company issued 73,160,999 shares of its common stock at a fair value of approximately $261,000 to satisfy certain of its obligations to such stockholders.

9.	Certain Related Party Transactions

The Company’s Chief Executive Officer repaid the obligation to RBC on behalf of the Company – see Notes 6 and 8, as well as paid direct and indirect costs as a result of his guarantee on the debt on behalf of the Company.

In addition, our CEO advanced addition monies to provide cash for operations in the amount of $19,500, as described in Note 8.

For the period from December 1, 2011 through June 30, 2012, our former CEO was paid $97,500 for services. In addition, advances of $90,816.94 were made by and to our former CEO, which have been expensed. We plan to file the appropriate tax information with the Internal Revenue Service for the calendar year 2012.

10.	Commitments and Contingencies

Threatened Litigation

In July 2011, the board of directors approved the acquisition of MEXI and the appointment of Joe Cellura as the CEO of the Company. At that time, we intended approve and file designations with the Nevada Secretary of State for Series A Preferred Stock, as well as Series B Preferred and to enter into an employment agreement as compensation to Mr. Cellura with expectation that Mr. Cellura could raise the funds necessary to exploit technologies. Once the Series A & B Preferred Stock designations were to be filed, the Board was obligated to issue 55% of the 5,000,000 shares of Series A Preferred Stock in connection with the acquisition of MEXI and 4,000,000 shares of Series B Preferred Stock in connection with the proposed employment agreement with Joe Cellura. However, Mr. Cellura elected to not submit an Employment contract for Board approval due to lack of funding.

Mr. Cellura, during his position as CEO, raised capital for his compensation and to provide working capital to Tarsin in an effort to complete the acquisition of Tarsin. Insufficient funds were raised and ultimately the acquisition of Tarsin was suspended and disagreements occurred among management and the board of directors. On May 18, 2012, Mr. Joseph A. Cellura was removed from his position as a CEO, director and Chairman of the board of directors of Consorteum. Mr. Cellura’s removal was accomplished through a written consent dated as of May 18, 2012 in lieu of a meeting. In the same Written Consent Mr. Craig A. Fielding, the sole remaining director of the Company was appointed Chief Executive Officer (CEO), President, Chief Financial Officer and Secretary of the Company effective May 18, 2012. Ultimately after the removal of Mr. Cellura, the board of directors elected not to issue the Series A & B Preferred Stock because of the removal of Mr. Cellura due to his failure to meet shareholder expectations concerning the direction of the Company, specifically but not limited to, his failure to source and secure critical funding for the Company in the amounts and at the times required to further the Company’s development.

On June 27, 2012 plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Action”) against the Company, our COO Patrick Shuster (“Shuster”), our CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company. As of the date hereof defendants CHI, Shuster and Fielding have not been served with the summons and complaint, and, upon information and belief, neither have any of the remaining defendants. Plaintiffs allege 12 different causes of action against various defendants, but only Count XI is alleged against the Company. In this count, plaintiff Cellura individually alleges that the Company (among other defendants) breached his employment agreement with the Company and seeks damages in excess of $5,000,000. The complaint does not give any detail of the specific breaches by any of the defendants; nor does it describe how plaintiff has been damaged for a sum in excess of $5,000,000.

In October 2012 the Company and Cellura as well as certain of the individual defendants named in the Action entered into a settlement agreement (“Settlement Agreement”) pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company will be resolved. In connection therewith, the Company will pay Mr. Cellura approximately $46,000.

Employment Agreements

As discussed above, on September 21, 2012, the Company’s board of directors approved two new employment contracts with its CEO and Chief Operating Officer through December 31, 2016. Such contracts provide for annual salaries, bonuses, stock-based compensation and other benefits. See Note 13.

Other Matter

During the fourth quarter of fiscal 2012, the Company received $200,000 from an unrelated party known to Mr. Cellura. Of such funds, $170,000 was advanced to Tarsin to provide working capital in an effort to consummate our acquisition agreement. The balance of $30,000 was used to compensate Mr. Cellura. The Company’s board of directors did not approve the transactions. As a result, we requested Tarsin management to assume the investment and satisfy the investor with an interest in Tarsin. We received confirmation that $170,000 was received and that the entire $200,000 obligation was assumed by Tarsin. No obligation remains as of June 30, 2012.

11.	Stockholders Deficit

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue 163,252,741 shares our common stock under convertible notes, warrants and stock options became due as of June 30, 2012, we would have sufficient authorized common shares to fulfill as such obligations. However , our two officers, which are also directors, control sufficient votes through their holdings of Series A Preferred stock to increase the authorized shares at any time, when deemed appropriate. We intend to increase our authorized common shares in the near future from 500 million to 1 billion.

Preferred Stock

In November 2011, the Company’s board of directors approved an amendment of the Company’s Articles of Incorporation, whereby the designations of Series A and Series B preferred stock were established, and the number of Series A preferred shares to be issued at 5,000,000 and the number of Series B preferred shares to be issued at 15,000,000. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and liquidation preference as described below. The rights and privileges of the Series B shares have voting rights equal to one vote per share held, conversion rights equal to Series A and liquidation preference as described below.

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any common stock or Series B preferred stock liquidation preference, the holders of the Series A preferred stock shall be entitled to be paid out of the assets of the Company an amount per share of Series A Preferred Stock equal to the product of (i) the original amount paid by the holder thereof for each share of Series A Preferred Stock owned by such holder as of the effective date of such liquidation, multiplied by (ii) the number of shares of Series A Preferred Stock owned of record by such holder as of the liquidation date (as adjusted for any combinations, splits, recapitalization and the like with respect to such shares).  Series B preferred stock is next in liquidation preference after the Series A preferred stock, and is computed consistently with the formula above for the Series A preferred stock. See below for authorization of Series C Preferred Stock.

On September 21, 2012, the Company’s board of directors approved designations for Series C Preferred Stock. In connection therewith, we filed the designations with Nevada Secretary of State to reserve 40,000,000 shares of Series C Preferred Stock. The shares are voting, will pay no dividend, each shares convertible into four (4) shares of common stock, and have a liquidation preference after the Series A & B Preferred Stock.

As discussed in Note 10, the Company was to issue shares of Series A and B Preferred Stock in connection with the acquisition of MEXI and as compensation to Mr. Cellura. In addition, the Company was to issue 4,000,000 shares of the Company’s Series B Preferred Stock to Craig Fielding for compensation for his employment. The 8,000,000 Series B Preferred shares described above were valued at $0.012 on the date of commitment based on the market value of the Company’s common stock, and as a result, the Company recorded $96,000 of compensation expense which is included in selling, general and administrative expense during the year ended June 30, 2012. These shares were ultimately not issued and were deemed cancelled in May 2012. As appropriate, we did not reverse the compensation expense upon the cancellation of the commitment to issue such shares in May 2012.

On December 1, 2011, the Company’s board of directors approved employment contracts with two additional employees.  In connection therewith, the two employees were to be issued 4,000,000 and 2,000,000 Series B Preferred stock, respectively, which were deemed vested on the date of commitment. The 6,000,000 preferred shares were valued at $0.007 on the date of issuance based on the market value of the Company’s common stock, and as a result, the Company recorded $42,000 of compensation expense which is included in selling, general and administrative expense during year ended June 30, 2012.  These shares were not issued and were deemed cancelled in May 2012. As appropriate, we did not reverse the compensation expense upon the cancellation of the commitment to issue such shares in May 2012.

Common Stock

The issuance of common stock during fiscal 2012 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Satisfy certain debt	5,068,750	$101,375	N/A

The issuance of common stock during fiscal 2011 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Services performed	23,000,000	$63,000	$0.002-0.003
Interest payment	1,500,000	4,500	0.003
Satisfy obligations under loans payable	37,498,000	83,670	0.002-0.003
Satisfy certain liabilities	61,000,000	180,000	0.002-0.003
Satisfy due to shareholders	73,160,999	261,359	0.003-.004

During fiscal 2011 and 2010, certain stockholders returned 3,800,000 and 15,286,035 shares of common stock, respectively, to the Company’s treasury.  During fiscal 2011, the Company reissued to the respective stockholders, 15,286,035 shares of common stock from its treasury.

Warrants

During fiscal 2009, the Company issued 4,140,000 warrants having an exercise price of $0.001 per share of common stock, expiring December 31, 2011.  Such warrants were issued to stockholders pursuant to an equity offering and expired without exercise during fiscal 2012.

During fiscal 2011, the Company issued 2,067,184 warrants having an exercise price of $0.015 per share of common stock, expiring in May 2016.  Such warrants were issued in connection with an issuance of a convertible promissory note amounting to approximately $124,000.

During the year ended June 30, 2012, the Company issued 425,000 five-year warrants having an exercise price of $0.025 per share of common stock. Such warrants were issued in connection with an issuance of convertible notes amounting to approximately $77,000. The Company determined that there was no significant value associated with the granting of these warrants associated with this convertible note.

A summary of the status of the warrants for the years ended June 30, 2011 and 2012 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)

Outstanding June 30, 2010	4,140,000	$0.001	1.5
Granted	2,067,184	0.015	5.0
Exercised	–	–
Forfeited	–	–	–
Outstanding June 30, 2011	6,207,184	0.006	2.3
Granted	425,000	0.025	5.0
Exercised	–	–
Forfeited	(4,140,000)	0.001
Outstanding June 30, 2012	2,492,184	$0.017	3.9

Options

On September 19, 2009, the Company’s board of directors, the Company granted 2,500,000 stock options pursuant to the stock option plan established by the Company.

The Company had a commitments in fiscal 2010 to issue 500,000 stock options to a private investor as a bonus for a loan, and a further 50,000 stock options to an individual as a finder's fee. As at June 30, 2010, these options had not been issued. During fiscal 2011, the commitment for options was alleviated through the issuance of an equivalent number of shares with a market price of $0.003. The options were considered not issued in the roll forward below.

On September 1, 2011, the Company granted 20,000,000 stock options to directors and officers of the Company, pursuant to the stock option plan established by the Company. One fourth of the options vested immediately, with one quarter vesting on each anniversary thereafter. The options are exercisable at $0.007 per share and have a 10 year contractual life. The grant date fair value of these options was determined to be $140,000 at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model during the year ended June 30, 2012:

Annual dividend yield	-
Expected life (years)	6.5
Risk-free interest rate	0.97%
Expected volatility	346%

At June 30, 2012, there is unrecognized expense associated with the issuance of stock options of $63,438.

Stock option expense for the years ended June 30, 2012 and 2011 was approximately $53,000 and zero, respectively.

Stock option activity for the years ended June 30, 2012 and 2011, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,500,000	$0.15	2.48

Granted	–	–
Exercised	–	–
Expired	–	–
Outstanding at June 30, 2011	2,500,000	0.15	1.48	$–

Granted	20,000,000	0.01	10.00	–
Exercised	–	–	–	–
Expired	(6,500,000)	0.01 - 0.15	3.00
Outstanding at June 30, 2012	16,000,000	$0.02	8.86	$–

Exercisable and vested at June 30, 2012	4,750,000	$0.02	7.54	$–

The options outstanding on June 30, 2012 above were cancelled on September 21, 2012.

12.	Income Tax

The Company's income taxes are as follows:

	2012	2011

Expected income tax benefit at the combined statutory rate of 35%	$567,000	$321,000
Assumed loss of net operating losses	–	–
Impact of lower jurisdictional tax rates		(16,000)
Impact of non- deductible expenses	(88,000)	(7,000)
Other - adjustment	112,000
Change in valuation allowance	(591,000)	(298,000)

Benefit from income taxes	$–	$–

The components of deferred tax assets are as follows:

	2012	2011

Net operating loss carry forwards	$200,000	$844,000
Investment in affiliated companies	–	–
Equipment	–	–
Accounts payable and accrued liabilities	391,000	260,000
Valuation allowance	(591,000)	(1,104,000)

Net	$–	$–

The components of net loss for fiscal 2012 and the 2011 transition period before income tax consisted of the following:

Description	2012	2011

U.S. Operations	$(1,024,028)	$(489,934)
Canadian Operations	(597,031)	(425,823)
Total net loss	$(1,621,059)	$(915,757)

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

As of June 30, 2011, the Company had approximately $2,700,000 of Federal, provincial and state net operating loss (“NOL”) carry forwards available to offset future years’ taxable income.  Such carry forwards expire between 2026 and 2032. Due to a change in ownership as defined under Section 382 of the Internal Revenue Code due to share issuances exceeding 50%, these net operating losses will likely will be limited to a nominal amount, annually. During the year ended June 30, 2012, we excluded NOLs prior to fiscal 2012 from our deferred tax assets.

The Company has not filed its United States Federal and State tax returns for the year ended June 30, 2011.  Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States Federal tax returns as its "major" tax jurisdiction.  The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

During September 2011, Canada Revenue Agency informed the Company that business losses amounting to approximately$1.2 million from fiscal 2007 and 2008 are disallowed.

The Company is required to report compensation for its officers. During the year ended June 30, 2012, the Company paid advances to two officers totaling $125,675. We have not reported these advances as wages subject to withholding of Federal and state income taxes. The Company may be subject to taxes, penalties and interest if such advances are not properly reported in a timely manner.

13.  Subsequent Events

Employment Contracts

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of Consorteum Holdings Inc., Inc.  Please find below a summary of the terms of such agreement:

•	Retroactive to September 1, 2012
•	Base salary of $240,000
•	5,000,000 options to purchase common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement;
•	2,000,000 shares of Series A Preferred, fully vested on September 21, 2012; and
•	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
•	Unspecified pension and compensation retirement plan;
•	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of Consorteum Holdings Inc., Inc.  Please find below a summary of the terms of such agreement:

•	Retroactive to September 1, 2012
•	Base salary of $240,000
•	5,000,000 options to purchase common stock at $0.002 per share, which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement;
•	3,000,000 shares of Series A Preferred, fully vested on September 21, 2012; and
•	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
•	Unspecified pension and compensation retirement plan;
•	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

Convertible Notes Issued

From July through September 2012, the Company issued a convertible note in the amount of $184,492 and issued two convertible exchange promissory notes to satisfy two existing notes in the amount of $380,000 and $124,031. Aggregate interest of $90,440 through June 30, 2012, plus additional aggregate interest accrued through September 2012 totaling $10,245 shall remain an existing and outstanding obligation of the company. The note bears interest at 8%, per annum, is due on September 11, 2013 and convertible into common stock at $0.02 per share.

In July 2012, we entered into a convertible promissory note in the amount of $30,000, interest at 8%, per annum, subject to a default rate of 12%, per annum, due January 13, 2013. The note is convertible upon a qualified financing at the same price per equivalent common share. In connection therewith, the Company issued a warrant to purchase 180,000 shares of common stock at $0.025 per share.

On July 18, 2012, we issued a convertible promissory note in the amount of $100,000, interest at 12%, per annum, is due on July 18, 2013 and convertible into common stock at $0.02 per share for proceeds received.

License Agreement with Tarsin

As discussed in Note 1, we attempted to acquire Tarsin through the issuance of stock and cash, but due to our inability to obtain capital to complete the acquisition and provide working capital post close, we terminated the acquisition agreement in June 2012. On October 10, 2012, we entered into a licensing agreement with Tarsin for rights to the CAPSA technology; the agreement is for a term of three (3) years. In connection therewith, we acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as select customers in the United States. We must pay $100,000, annually, beginning in year two of the agreement. Under the license, we are subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada. Through the date of the license agreement, we advanced Tarsin $202,500 and applied such amount to the license.

