Form 10-Q
period 2012-09-30
Consorteum Holdings, Inc.
filed 2012-11-21
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

Consorteum Holdings Inc.

(Exact Name of Company as Specified in its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6 – 14845 Yonge Street, Suite #348, Aurora, Ontario, Canada, L4G 6H8

(Address of Principal Executive Offices)

(888) 702-3410

(Company's Telephone Number)

5045 Orbitor Drive, Building 8, Suite 200

Mississauga, Ontario Canada L4W 4Y4

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

As of November 18, 2012, the Company had 309,147,714 shares of common stock issued and outstanding.

Consorteum Holdings, Inc. (the "Company" or "CSRH") is filing its Report on Form 10-Q for the quarter ended September 30, 2012 on November 21, 2012 in reliance upon the order dated November 14, 2012 (the "Order") of the Securities and Exchange Commission ("SEC") in its Release No. 68224 under the Securities Exchange Act of 1934 as amended (the "Exchange Act").  In the Release, among other things, the SEC permitted issuers to file until November 21, 2012 reports otherwise due between October 29 and November 20, 2012  if the reason for the delay in filing was (i) attributable to Hurricane Sandy and (ii) the filer states factually the reasons it was prevented from doing so.  CSRH relies upon the Order because its independent accountants suffered severe damage as a result of the storm in their New York and Long Island offices.  As a result employees of the independent accounting firm were unable to work in their offices, and unable to receive e! -mails or answer telephone calls for  several days in the immediate hurricane Sandy aftermath. In addition, it was difficult for the Company's internal accounting staff to communicate with them without encountering delays. The cumulative effect was to cause delays in the normal time transmission, gathering of accounting data and its verification.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Consorteum Holdings Inc.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Operations and Comprehensive (Income) Loss (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
ASSETS	2012	2012
Current Assets:
Cash	$9,989	$9,371
Deferred finance charges	16,803	-
Total current assets	26,792	9,371

Property and equipment, net of accumulated depreciation	3,643	2,734
Intangible assets, net	203,642	145,000
Total assets	$232,871	$157,105

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,109,241	$1,143,351
Loans payable-short term	1,254,457	1,235,085
Convertible promissory notes	1,024,804	1,098,973
Due to stockholders	207,588	196,085
Total current liabilities	3,596,090	3,673,494

Convertible loans payable, net of short-term portion	2,683,570	2,189,490
Total liabilities	6,279,660	2,423,690

Stockholders' Deficit:
Preferred stock, $0.001 par value, 40,000,000 shares authorized: zero issued and outstanding	-	-
Preferred A stock, $0.001 par value, 5,000,000 shares authorized:5,000,000 and zero issued and outstanding at September 30, 2012 and June 30, 2012, respectively
	5,000	-
Preferred B stock, $0.001 par value, 15,000,000 shares authorized:4,000,000 and zero issued and outstanding at September 30, 2012 and June 30, 2012, respectively	4,000	-
Preferred C stock, $0.001 par value, 40,000,000 shares authorized: zero issued and outstanding	-	-
Common stock; $.001 par value; 500,000,000 shares authorized; 309,216,464 issued and outstanding at September 30, 2012 and June 30, 2012, respectively	309,217	309,217
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	3,444,227	3,428,065
Accumulated other comprehensive loss	(172,972)	(102,518)
Accumulated deficit during prior development activities	(7,617,031)	(7617,031)
Deficit accumulated during the development stage	(1,916,730)	(1,621,059)
Total stockholders’ deficit	(6,046,789)	(5,705,879)

Total liabilities and stockholders’ deficit	$232,871	$157,105

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			Inception
	Three Months ended September 30,		(July 1, 2011) Through
	2012	2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$-	$-	$-

Operating expenses:
Selling, General and administration expenses	197,462	228,357	1,437,270
Total operating expenses	197,462	228,357	1,437,270

Operating loss	(197,462)	(228,357)	(1,437,270)

Other expense:
Gain on settlement of debt	-	-	68,813
Interest expense	(98,209)	(63,660)	(548,273)
	(98,209)	(63,660)	(479,640)

Net loss	(295,671)	(292,017)	(1,916,730)

Foreign currency translation adjustment	(70,401)	92,456	(1,463)

Comprehensive loss	$(366,072)	$(199,561)	$(1,918,193)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	309,216,464	304,147,714

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			Inception
			(July 1, 2011)
	Three Months Ended September 30,		Through
	2012	2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(295,671)	$(292,017)	$(1,916,730)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	301	295	1,477
Stock issued on reverse merger	-	-	(68,813)
Amortization of debt discount	718	15,938	718
Amortization of deferred finance charges	-	3,624	59,141
Stock-based compensation	23,375	96,000	213,605
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(61,008)	(6,599)	362,598
Accrued interest	92,720	64,819	503,989

Net cash used in operating activities	(240,567)	(117,940)	(844,017)

Cash flows used in investing activities:
Purchase of license agreement	(58,642)	-	(203,642)
Net cash used in investing activities	(58,642	-	(203,642)

Cash flows from financing activities:
Proceeds from loans	-	-	141,482
Deferred finance costs	(16,803)		(16,803)
Proceeds from bank indebtedness	-	-	-
Repayment of bank indebtedness	-	-	(121,938)
Proceeds from stockholders' advances	979	-	195,564
Repayment of convertible promissory notes			(4,020)
Proceeds from the issuance of convertible promissory notes	314,292	114,000	859,049

Net cash provided by financing activities	298,468	114,000	1,051,334

Effect of exchange rate on cash	2,326	223	3,640

Net increase (decrease) in cash	618	(5,095)	6,348

Cash, beginning of period	9,371	9,110	3,641
Cash, end of period	$9,989	$4,015	$9,989

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of convertible notes issued related to acquisition	$-	$2,073,646	$2,073,646
Conversion of convertible note payable	$-	$-	$101,375
Debt discount related to convertible debt	$2,787	$	$2,787

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A DEVELOPMENT STAGE COMPANY)

 Notes to Consolidated Financial Statements

(Unaudited)

1.         Organization, Business and Going Concern

Consorteum Holdings, Inc. (the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc.

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin. The licensing agreement provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. Tarsin provides us with the proven capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the license agreement with Tarsin in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships.

Going Concern Assumption

We have secured working capital of approximately $314,000 during the three months ended September 30, 2012. Subsequent to such date, we have raised additional capital totaling approximately $10,000. These proceeds were used for working capital of the business.  We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   Furthermore, certain debt is overdue and is secured by all assets of the Company.  We are attempting to restructure some of the debt and secure additional financing to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. Our convertibles notes of approximately $2.2 million reflected as non-current liabilities will be satisfied through the issuance of common stock, which is in our control and expected to be completed no later than the Company’s quarterly period ended March 31, 2013.

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

The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2012.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate the valuation of stock-based compensation. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

Development Stage Activities

We previously operated as a technology and services aggregator to meet the diverse needs of its client base by leveraging its wide-ranging partner technologies to develop end-to-end, turnkey card and payment transaction processing solutions. On or about July 14, 2011, we changed our date of inception as a result of the change in business for accounting of our development-stage activities under Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Activities prior to such date are included in development activities and the historical accumulated losses are segregating in the accompanying consolidated balance sheet in stockholders’ deficit.  In June 2011, we began to focus our efforts to acquire Tarsin, Inc.; however, we were unsuccessful in completing the acquisition because we could not secure the financing necessary to close the transaction. In October 2012, we secured a license to market and license the CAPSA technology from Tarsin. We expect to generate revenues from licensing the CAPSA technology in fiscal 2013. We have established an inception date effective July 1, 2011 (“Inception”).

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

The Company excluded 10,000,000 options and 3,352,184 warrants from the calculation periods ended September 30, 2012 and 2011 as the exercise prices were in excess of the average closing price of the Company’s common stock.  In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from dilutive share calculation.  Preferred shares outstanding (9,000,000) are convertible into common stock on a one-to-one basis.  However, the effects of these shares would be anti-dilutive due to the net loss in the applicable periods.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued liabilities, loans payable, and convertible promissory notes.  Cash is considered a (Level 1) financial instrument.  The Company does not have any level 2 or 3 financial assets or liabilities.

4.   Intangible Assets

On October 10, 2012, we entered into a licensing agreement with Tarsin for rights to the CAPSA technology; the agreement is for a term of three (3) years. In connection therewith, we acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as select customers in the United States. We must pay $100,000, annually, beginning in year two of the agreement. Under the license, we are subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada. Through the date of the license agreement, we advanced Tarsin approximately $204,000 and applied such amount to the license.

5.  Loans payable and convertible promissory notes

Loans payable are as follows:

	September 30,	June 30,
	2012	2012
Loans payable, bearing interest at rates between 10% and 18% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest of $249,610 and $212,201 at September 30, 2012 and June 30, 2012, respectively	$1,254,433	$1,235,085
Less: Current portion	(1,235,085)	(1,235,085)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	September 30,	June 30,
	2012	2012
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest of $437,666 and $408,251 at September 30, 2012 and June 30, 2012 was $408,521, respectively. These notes were convertible upon the merger that occurred in July 2011.	$2,218,318	$2,189,490

Convertible promissory notes, bearing interest between 5% and 18% per annum, maturing between October 2010 and November 2013. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at either a rate ranging from $0.008 to $0.05, or at 35% discount of market, or at the price of the next qualified financing. Accrued interest of $135,865 and $112,616 at June 30, 2012 and 2011. The notes are substantially in default at June 30, 2012	1,148,132	762,242

Convertible promissory notes, bearing interest between at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The notes are convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of $17,424 and $12,231 at September 30, 2012 and June 30, 2012, respectively.	341,924	336,731

Convertible promissory notes	$3,708,374	$3,288,463
Less: short-term portion	(1,024,804)	(1,098,973)
Convertible promissory notes long-term portion	$2,683,570	$2,198,490

Convertible Notes Issued

In September 2012, the Company issued a convertible note in the amount of $184,492. The note bears interest at 8% and is matures September 2013, at which time all principal and accrued interest is due and payable.  The convertible promissory note and accrued interest thereon is convertible at $0.02 per share into the Company’s common stock at the option of the holder.  Concurrently, the Company issued two convertible exchange promissory notes to satisfy two existing notes in the amounts of $380,000 and $124,031 with the same investor. Aggregate accrued interest of $100,686 from the extinguished notes remain outstanding as part of the new convertible promissory notes. The notes bear interest at 8%, per annum, are due between May and November 2013, and are convertible into the Company’s common stock at $0.02 per share.  Principal and accrued interest thereon is due and payable upon maturity.  None of the three notes had beneficial conversion features at the issuance date.

In July 2012, we entered into a convertible promissory note in the amount of $30,000, interest at 8%, per annum, subject to a default rate of 12%, per annum, due January 2013. The note is convertible upon a qualified financing at the same price per equivalent common share. In connection therewith, the Company issued a warrant to purchase 180,000 shares of common stock, for five years, at $0.025 per share.  The Company valued the warrants in connection with the note and determined the relative fair value of the warrants were $1,041 at the issuance date using the Black-Scholes assumptions below.  Accordingly, a discount for the warrants was recognized at the notes inception and will be amortized over the life of the note.  During the three months ended September 30, 2012, the Company recognized interest expense of $364 in connection with the amortization of the discount, with unamortized discount of $677 remaining.

On July 18, 2012, we issued a convertible promissory note in the amount of $100,000, interest at 12%, per annum, is due on July 2013 and convertible into common stock at $0.025 per share for proceeds received.  . In connection therewith, the Company issued a warrant to purchase 500,000 shares of common stock, for five years, at $0.025 per share.  The Company valued the warrants in connection with the note and determined that the relative fair value of the warrants were $1,746 at the issuance date using the below Black-Scholes assumptions. Accordingly, a discount for the warrants was recognized at the notes inception and will be amortized over the life of the note.  During the three months ended September 30, 2012, the Company recognized interest expense of $354 in connection with the amortization of the discount, with unamortized discount of $1,392 remaining.

The following assumptions were used in connection with the warrants issued with convertible promissory notes :

Annual dividend yield	-
Expected life (years) of	5.0
Risk-free interest rate	0.6%
Expected volatility	279%

The Company recognized interest expense of approximately $98,000 and $64,000 during the three months ended September 30, 2012 and 2011, respectively.

6.        Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment. Stockholders advanced the Company approximately $1,000 and zero during the three months ended September 30, 2012 and 2011, respectively.

On May 30, 2012, the Company formalized a convertible promissory note with the Company’s CEO for approximately $179,809. The convertible note bears interest at 5% per annum, matures May 29, 2012, and is convertible at the option of the holder, at any time into shares of the Company’s common stock at $0.02 per share. Of the total monies advanced by the CEO, approximately $111,500 was used for settlement of bank indebtedness, approximately $15,600 was used to pay legal fees in connection with the bank indebtedness settlement, and approximately $52,700 was used to pay certain operating costs on behalf of the Company.

7.        Commitments and Contingences

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

On June 27, 2012, plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Action”) against the Company, our COO Patrick Shuster (“Shuster”), our CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company. As of the date hereof defendants CHI, Shuster and Fielding have not been served with the summons and complaint, and, upon information and belief, neither have any of the remaining defendants. Plaintiffs allege 12 different causes of action against various defendants, but only Count XI is alleged against the Company. In this count, plaintiff Cellura individually alleges that the Company (among other defendants) breached his employment agreement with the Company and seeks damages in excess of $5,000,000. The complaint does not give any detail of the specific breaches by any of the defendants; nor does it describe how plaintiff has been damaged for a sum in excess of $5,000,000.

In October 2012, the Company and Cellura, as well as certain of the individual defendants named in the Action entered into a settlement agreement (“Settlement Agreement”) pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company will be resolved. In connection therewith, the Company will pay Mr. Cellura approximately $46,000, which is reflected in our consolidated balance sheets at September 30, 2012 and June 30, 2012.

Employment Contracts

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of Consorteum Holdings Inc., Inc.  Below is a summary of the terms of such agreement:

●	Retroactive to September 1, 2012
●	Base salary of $240,000
●	5,000,000 options to purchase common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement;
●	2,000,000 shares of Series A Preferred, fully vested on September 21, 2012; and
●	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
●	Unspecified pension and compensation retirement plan;
●	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of Consorteum Holdings Inc.  Below is a summary of the terms of such agreement:

●	Retroactive to September 1, 2012
●	Base salary of $240,000
●	5,000,000 options to purchase common stock at $0.002 per share, which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement; and have a contractual term of ten years;
●	3,000,000 shares of Series A Preferred, fully vested on September 21, 2012; and
●	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
●	Unspecified pension and compensation retirement plan;
●	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

Convertible Notes Issued

See Note 5 for convertible promissory notes issued during the three months ended September 30, 2012.

8.        Stockholders’ Deficit

Common Stock

There were no common stock issuances for the three months ended September 30, 2012.

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 235,000,000 shares of our common stock under convertible notes, warrants and stock options became due as of September 30, 2012, we would not have sufficient authorized common shares to fulfill as such obligations.  However, our two officers, which are also directors, control sufficient votes through their holdings of Series A and B Preferred stock to increase the authorized shares at any time, when deemed appropriate. We intend to increase our authorized common shares in the near future from 500 million to 1 billion.

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

On September 21, 2012, the Company’s board of directors approved two employment agreements which provide for the issuance and immediate vesting of 5,000,000 shares of Series A Preferred stock and 4,000,000 shares of Series B Preferred stock.  In connection therewith, we recorded compensation expense of $18,000 based on the underlying value of the common stock of $0.002 per share on the date of grant.

Warrants

There were 680,000 warrants to purchase shares of common stock issued during the three months ended September 30, 2012 in connection with the issuance of convertible promissory notes. See Note 5 for details of warrant issuances.

Options

On September 21, 2012, in connection with two employment agreements (Note 7), we granted options to purchase 10,000,000 shares of common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreements. The options have a contractual term of ten years. The option issuances to the two employees were accounted for as a modification of existing options as the existing options were extinguished with concurrent issuance of these new options. The new options extended the vesting period and repriced the options. The Company valued the extinguished options immediately before extinguishment and compared the value of unvested shares to the new option issuance and determined that any incremental value was insignificant. Accordingly, the remaining option value on the original options of approximately $42,000 will be recognized over the term of the original options. In connection therewith, we recorded compensation in the amount of $4,375 during the three months ended September 30, 2012.

During the three months ended September 30, 2012, options to purchase 6,000,000 shares were cancelled or forfeited.

As of September 30, 2012, we had 10,000,000 options outstanding.

9.  Subsequent Events

From October 1, 2012 through November 19, 2012, the Company issued convertible promissory notes totaling $$10,000.

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

OVERVIEW

Initially in June 2011, we spent time validating our business models for the First Nations project and the My Golf Rewards program. The lack of capital to launch these programs has forced us to curtail our sales and marketing activities and to focus on identifying other opportunities in which we could compete for market share and generate revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $9,989 in cash at September 30, 2012.  Our working capital deficit amounted to approximately $3.6 million at September 30, 2012.

During the three-month period ended September 30, 2012, we used cash in our operating activities amounting to approximately $241,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $296,000 adjusted for stock compensation and other non-cash items of approximately $23,000 and operating assets and liabilities of approximately $31,000.

The Company used cash from investing activities of approximately $59,000 for license costs.

The Company had positive cash from financing activities, primarily related to the issuance of approximately $314,000 in convertible promissory notes.

During the three-month period ended September 30, 2011, we used cash in our operating activities amounting to approximately $118,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $292,000 adjusted for the following:

●	Amortization of debt discount of approximately $16,000;
●	Fair value of preferred shares issued for services of $96,000;
●	mortization of deferred finance charges of approximately $3,600;
●	Depreciation of approximately $300;

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

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern. We have incurred losses since inception and our ability to continue as a going-concern depends upon its ability to continue to raise adequate financing and develop profitable operations. We have a working capital deficit of approximately $3.6 million at September 30, 2012. Subsequent to September 30, 2012, we have raised working capital of $10,000 through the issuance of notes to fund our working capital requirements. We are actively targeting sources of additional financing, which would assure continuation of the Company’s operations. The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is and has experienced negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for the projects but anticipates that the current market conditions may impact the ability to source such funds.

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

Results of Operations

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of salaries and wages for our employees, including stock based compensation of approximately $23,000, along with professional fees and service fees in connection with maintaining our status as a public company.

The decrease in our selling, general, and administrative expenses during the three-month period ended September 30, 2012 when compared with the prior period is primarily attributable to decreased operations and the absence of acquisition activity that was present during the 2011 period.

Interest Expense

Interest consists of interest payable pursuant to stated rate on interest bearing indebtedness.

The increase in interest expense during the three month period ended September 30, 2012 when compared with the prior period is primarily due to the issuance of new convertible notes in addition to the convertible notes assumed from the MEXI acquisition.

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

Item 4A. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

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

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, the Company had no capital stock transactions.

During the three months ended September 30, 2012, the Company’s Board of Directors authorized the issuance of 5,000,000 shares of the Company’s Series A Preferred stock and 4,000,000 shares of Series B Preferred stock.  These shares were fully vested upon issuance.  These shares were valued at $0.002 on the date of issuance and as a result the Company recorded $18,000 of compensation expense which is included in selling, general and administrative expense.

In September 2012, the Company issued a convertible note in the amount of $184,492. The note bears interest at 8% and is matures September 2013, at which time all principal and accrued interest is due and payable.  The convertible promissory note and accrued interest thereon is convertible at $0.02 per share into the Company’s common stock at the option of the holder.  Concurrently, the Company issued two convertible exchange promissory notes to satisfy two existing notes in the amounts of $380,000 and $124,031 with the same investor. Aggregate accrued interest of $100,686 from the extinguished notes remain outstanding as part of the new convertible promissory notes. The notes bear interest at 8%, per annum, are due between May and November 2013, and are convertible into the Company’s common stock at $0.02 per share.  Principal and accrued interest thereon is due and payable upon maturity.  None of the three notes had beneficial conversion features at the issuance date.

In July 2012, we entered into a convertible promissory note in the amount of $30,000, interest at 8%, per annum, subject to a default rate of 12%, per annum, due January 2013. The note is convertible upon a qualified financing at the same price per equivalent common share. In connection therewith, the Company issued a warrant to purchase 180,000 shares of common stock, for five years, at $0.025 per share.

On July 18, 2012, we issued a convertible promissory note in the amount of $100,000, interest at 12%, per annum, is due on July 2013 and convertible into common stock at $0.025 per share for proceeds received.  . In connection therewith, the Company issued a warrant to purchase 500,000 shares of common stock, for five years, at $0.025 per share.

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

CONSORTEUM HOLDINGS, INC.

Dated: November 19, 2012	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: November 19, 2012

Name	Position	Date

/s/Craig A. Fielding	Chief Executive Officer, Chief	November 19, 2012
Craig A. Fielding	Financial Officer, Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer)

/s/Patrick Shuster	Director	November 19, 2012
Patrick Shuster

EXHIBIT LIST

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q.

