Form 10-Q
period 2012-12-31
Consorteum Holdings, Inc.
filed 2013-02-19
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

As of February 19, 2013, the Company had 309,216,404 shares of common stock issued and outstanding.

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

Consorteum Holdings Inc.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended December 31, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2012	2012 (1)
ASSETS
Current Assets:
Cash – current assets	$54,001	$9,371

Property and equipment, net of accumulated depreciation	2,130	2,734
Deferred finance charges	9,562	–
Investment, at cost	30,793
Intangible assets, net	216,941	145,000
Total assets	313,427	$157,105

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,237,592	$1,143,351
Loans payable-short term	1,272,603	1,235,085
Convertible promissory notes	1,736,548	1,098,973
Due to stockholders	194,201	196,085
Total current liabilities	4,440,944	3,673,494

Convertible loans payable, net of short-term portion	2,247,464	2,189,490
Total liabilities	6,688,408	5,862,984

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares Authorized:
Preferred A stock, $0.001 par value, 5,000,000 shares authorized:5,000,000 and zero issued and outstanding at December 31, 2012 and June 30, 2012, respectively	5,000	–
Preferred B stock, $0.001 par value, 15,000,000 shares authorized:4,000,000 and zero issued and outstanding at December 31, 2012 and June 30, 2012, respectively	4,000	–
Preferred C stock, $0.001 par value, 40,000,000 shares authorized: zero issued and outstanding	–	–
Common stock; $.001 par value; 500,000,000 shares authorized; 309,216,464 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	309,217	309,217
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	3,448,602	3,428,065
Accumulated other comprehensive loss	(148,201)	(102,571)
Accumulated deficit during prior development activities	(7,617,031)	(7,617,031)
Deficit accumulated during the development stage	(2,274,068)	(1,621,059)
Total stockholders’ deficit	(6,374,981)	(5,705,879)

Total liabilities and stockholders’ deficit	$313,427	$157,105

(1) Amounts derived from audited consolidated financial statements included in Form 10-K.

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Cumulative from Inception (July 1, 2011) Through December 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$–	$–	$–	$–	$–

Operating expenses:
Selling, General and administration expenses	260,807	298,760	458,269	527,117	1,698,077
Total operating expenses	260,807	298,760	458,269	527,117	1,698,077

Operating loss	(260,807)	(298,760)	(458,269)	(527,117)	(1,698,077)

Other income (expense):
Gain on settlement of debt	–	–			68,813
Interest expense	(96,531)	(86,171)	(194,740)	(149,831)	(664,804)
Total other expense, net	(96,531)	(86,171)	(194,740)	(149,831)	(575,991)

Net loss	(357,338)	(384,931)	(653,009)	(676,948)	(2,274,068)

Foreign currency translation adjustment	24,771	(148,412)	(45,630)	(55,956)	23,308

Comprehensive loss	$(332,567)	$(533,343)	$(698,639)	$(732,904)	$(2,250,760)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	309,216,464	304,147,714	309,216,464	304,147,714

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative from
			Inception
			(July 1, 2011)
	Six Months Ended December 31,		Through
	2012	2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(653,009)	$(676,948)	$(2,274,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	604	591	1,780
Stock issued on reverse merger	–	–	(68,813)
Amortization of debt discount	1,665	15,938	1,665
Amortization of deferred finance charges	7,318	3,623	66,459
Amortization of intangible asset	-17,000	–	17,000
Stock-based compensation	26,750	37,917	217,980
Fair value of preferred shares issued for services	–	138,000	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	75,754	22,342	499,360
Accrued Expenses	–	36,719	–
Accrued interest	181,096	149,831	592,365

Net cash used in operating activities	(342,822)	(271,987)	(946,272)

Cash flows used in investing activities:
Purchase of license agreement	(88,941)	–	(233,941)
Purchase of investment	(30,390)	–	(30,390)
Net cash used in investing activities	(119,331)	–	(264,331)

Cash flows from financing activities:
Proceeds from loans	–	–	141,482
Deferred finance costs	(16,803)	–	(16,803)
Repayment of bank indebtedness	–	–	(121,938)
Proceeds from stockholders' advances	–	626	195,585
Repayment of stockholders' advances	(12,777)	–	(12,777)
Repayment of convertible promissory notes			(4,020)
Proceeds from the issuance of convertible promissory notes	533,520	267,747	1,075,277

Net cash provided by financing activities	503,940	268,373	1,256,806

Effect of exchange rate on cash	2,843	(27)	4,157

Net increase (decrease) in cash	44,630	(3,641)	50,360

Cash, beginning of period	9,371	3,641	3,641
Cash, end of period	$54,001	$–	$54,001

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Non-cash investing and financing activities:
Conversion of convertible note payable	$–	$–	$101,375
Fair value of convertible notes issued related to acquisition	$–	$2,073,646	$2,073,646
Debt discount related to convertible debt	$2,787	$–	$2,787

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

In July 2012, we entered into negotiations with Knockout Gaming Limited (“Knockout”), an Isle of Man corporation organized under the laws of the Isle of Man, to resell their online gaming licensed platform, Fireplay. We conducted our due diligence and entered into a licensing and reselling agreement in December 2012. At that time, we paid $30,000 to Knockout as an interim payment against a future equity position in Knockout. Post funding as discussed in Note 9, we intend to negotiate for up to a 10% equity position in Knockout.

Going Concern Assumption

We have secured working capital of approximately $533,000 during the six months ended December 31, 2012. On February 15, 2013, we have raised additional capital totaling net proceeds of approximately $37,000 for pay for services related to our public filings. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.  Furthermore, certain debt is past due and is secured by all assets of the Company.  We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. Our convertible notes of approximately $2.2 million reflected as non-current liabilities will be satisfied through the issuance of common stock, which is in our control and expected to be completed no later than the Company’s quarterly period ended March 31, 2013.

As discussed in Note 9, we entered into a binding term sheet for $30,000,000 in financing which will not begin funding until after April 6, 2013; however, the funding source will use its best efforts to secure a bridge loan of $2,000,000 prior to such date to fund the working capital needs of the Company and its strategic partners.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ended December 31, 2012 and for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

The Company excluded 10,000,000 and 10,000,000 options and 3,352,184 and 2,392,184 warrants from the calculation three and six-month periods ended December 31, 2012 and 2011, respectively as the exercise prices were in excess of the average closing price of the Company’s common stock.  In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from dilutive share calculation.  Preferred shares outstanding of 9,000,000 are convertible into common stock on a one-to-one basis.  However, the effects of these shares would be anti-dilutive due to the net loss in the applicable periods.

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

On October 10, 2012, we entered into a licensing agreement with Tarsin for rights to the CAPSA technology; the agreement is for a term of three (3) years. In connection therewith, we acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as select customers in the United States. We must pay $100,000, annually, beginning in year two of the agreement. Under the license, we are subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada. Through the date of the license agreement, we advanced Tarsin approximately $234,000 and applied such amount to the license. Amortization of said license during the six months ended December 31, 2012 and 2011 was $17,000 and zero, respectively. The Company will continue to amortize approximately $17,000 per quarter over the term of the license.

4.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	December 31,	June 30,
	2012	2012
Loans payable, bearing interest at rates between 10% and 18% per annum. Interest payable monthly. These loans are substantially past due and in default, unsecured and payable on demand. Accrued interest of $278,182 and $212,201 at December 31, 2012 and June 30, 2012, respectively	$1,272,603	$1,235,085
Less: Current portion	(1,272,603)	(1,235,085)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	December 31,	June 30,
	2012	2012
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest of $468,259 and $408,251 at December 31, 2012 and June 30, 2012, respectively. These notes were convertible upon the merger that occurred in July 2011. No demand for cash settlement may be made.	$2,247,464	$2,189,490

Convertible promissory notes, bearing interest between 5% and 18% per annum, maturing between October 2010 and December 2013. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at either a rate ranging from $0.008 to $0.05, or at 35% discount of market, or at the price of the next qualified financing. Accrued interest of $159,231 and $135,865 at December 31, 2012 and June 30, 2012. The notes are substantially in default at June 30, 2012. Notes issued during the six months ended are not currently in default.	1,389,430	762,242

Convertible promissory notes, bearing interest between at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The notes are convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of $22,618 and $12,231 at December 31, 2012 and June 30, 2012, respectively. Approximately $40,000 of such notes are currently in default.	347,118	336,731

Convertible promissory notes	$3,984,012	$3,288,463
Less: short-term portion	(1,736,548)	(1,098,973)
Convertible promissory notes long-term portion	$2,247,464	$2,198,490

Convertible Notes Issued

In December 2012, the Company issued two (2) $100,000 convertible notes to one individual. The notes bear interest at 8% and mature in December 2013, at which time all principal and accrued interest is due and payable.  The notes and accrued interest thereon are convertible at $0.02 per share into the Company’s common stock at the option of the holder at any time prior to maturity.

In addition, the same individual paid for certain expenses totaling approximately $19,000 during the three months ended December 31, 2012. Although the advances have no formal agreement to date, they have been included in convertible debt as they are expected to be convertible under similar terms as noted above.

The Company recognized interest expense of approximately $97,000, $86,000, $195,000, $150,000, and $645,000 during the three and six months ended December 31, 2012 and the period from Inception to December 31, 2012, respectively.

5.	Due to Stockholders

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment. Stockholders advanced the Company approximately $5,350 and $1,000 during the six months ended December 31, 2012 and 2011, respectively. Stockholders were repaid approximately $18,000 and zero during the six months ended December 31, 2012 and 2011, respectively.

6.	Commitments and Contingencies

Employment Contracts

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of Consorteum Holdings Inc., Inc.  Below is a summary of the terms of such agreement:

☐	Retroactive to September 1, 2012
☐	Base salary of $240,000
☐	5,000,000 options to purchase common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement;
☐	2,000,000 shares of Series A Preferred, fully vested on September 21, 2012; and
☐	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
☐	Unspecified pension and compensation retirement plan;
☐	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of Consorteum Holdings Inc.  Below is a summary of the terms of such agreement:

☐	Retroactive to September 1, 2012
☐	Base salary of $240,000
☐	5,000,000 options to purchase common stock at $0.002 per share, which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement;
☐	3,000,000 shares of Series A Preferred, fully vested on September 21, 2012; and
☐	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
☐	Unspecified pension and compensation retirement plan;
☐	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

In October 2012, the Company and Cellura, as well as certain of the individual defendants named in an action entered into a settlement agreement (“Settlement Agreement”) pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company will be resolved. In connection therewith, the Company will pay Mr. Cellura approximately $46,000, which is reflected in our consolidated balance sheets at December 31, 2012 and June 30, 2012.

7.	Stockholders’ Deficit

Common Stock

There were no common stock issuances for the three months ended December 31, 2012.

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 248,000,000 shares of our common stock under convertible notes, warrants and stock options became due as of September 30, 2012, we would not have sufficient authorized common shares to fulfill as such obligations. However, our two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred stock to increase the authorized shares at any time, when deemed appropriate. We intend to increase our authorized common shares from 500 million to 1 billion in the near future.

Preferred Stock

As of December 31, 2012, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

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

Warrants

There were no warrants issued to purchase common stock during the six months ended December 31, 2012. As of December 31, 2012, there were 3,352,184 warrants outstanding.

Options

On September 21, 2012, in connection with two employment agreements (Note 7), we granted options to purchase 10,000,000 shares of common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreements. The fair value of the options at the late of grant was estimated using the Black Scholes option pricing model. The option issuances to the two employees were accounted for as a modification of existing options as the existing options were extinguished with concurrent issuance of these new options. The new options extended the vesting period and repriced the options. The Company valued the extinguished options immediately before extinguishment and compared the value of unvested shares to the new option issuance and determined that any incremental value was insignificant. Accordingly, the remaining option value on the original options of approximately $42,000 will be recognized over the term of the original options. In connection therewith, we recorded compensation in the amount of $8,750 during the six months ended December 31, 2012.

During the six months ended December, 2012, 6,000,000 stock options were cancelled or forfeited.

As of December 31, 2012, we had 10,000,000 options outstanding.

9.	Subsequent Events

Funding Arrangement

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). Other than the Term Sheet, there is no other relationship between the registrant and its affiliates and AIC.

AIC has agreed to lend $30,000,000 to the Company in six (6) consecutive monthly installments (the “Loan”) with the first portion of the funding to begin not later than 60 days from the date of the Term Sheet. The installments will vary in size depending upon the working capital requirements of the Company at the time each installment is due. AIC may extend only the first installment one time for a period of up to 45 days. The Loan will bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears beginning one year from the funding of the first portion of the Loan. The Loan and all remaining accrued and unpaid interest is due and repayable seven (7) years after the first funding installment; provided, however, that the Company may extend the repayment date for two successive one year periods by giving 90 day prior notice to AIC and paying an extension fee of 2% of the principal amount of the Loan to be renewed. If AIC defaults in making any installment of the Loan, then the Loan shall terminate forthwith and the Company shall have no repayment obligation to AIC. The Company may prepay all or any portion of the Loan at any time without premium or penalty. The Company will grant AIC a first priority security interest in and to all of its assets including its Intellectual Property (“IP”) as collateral security for the Loan. If the Company defaults in making any repayment of interest or principal or under any other material terms and conditions of the Loan, AIC shall have the rights of a secured party under the security agreement to foreclose on the Company collateral to satisfy the Loan. The Company will pay a total of four percent (4%) of the Loan in origination fees to two consultants as each portion of the Loan is funded, and a one time administrative fee of $150,000 that will be refunded if the funding of the Loan does not occur as scheduled.

AIC has agreed to use its best efforts to provide directly or through an affiliate a bridge loan for $2,000,000 (the “Bridge Loan”) within sixty (60) days of the execution of the Term Sheet. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and shall be repayable from the first proceeds under the Loan. If the Loan does not proceed, then the Bridge Loan, if made, will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be repaid in one year from its date and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date.

As part of the Loan, the Company shall issue to AIC an amount of its shares of common stock as shall equal thirty–five percent (35%) of all of the issued and outstanding shares of common stock of the Company calculated on a fully-diluted basis (the “AIC Shares”); provided, however, that the issuance of the AIC Shares shall not occur until one year from the date of the first funding of the Loan by AIC to the Company. In the event that the Loan or any portion thereof is not funded as scheduled, the Company shall issue only that portion of the AIC Shares to AIC that is calculated as the percentage of the amount of the Loan actually funded by AIC to the total Loan amount. All of the AIC Shares shall be restricted shares and AIC shall enter into a covenant not to engage in any short selling nor to sell more than certain specified numbers of its shares during each quarterly period.

There are other conditions to the Loan as follows: (1) AIC shall be given the right to designate up to two directors to the Company’s Board of Directors such appointments to be made in time with the funding of the Loan. (2) AIC and the Company shall enter into a Business Services Development Agreement under which AIC will assist and advise the Company in connection with development of its business under its business plan in effect from time to time. (3) The parties will negotiate and execute certain agreements to reflect all of these transactions including a loan agreement, a secured promissory note, a share issuance and shareholders agreement, a convertible bridge note, a business services development agreement, and such other documents as the parties may mutually agree.

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

We have been focused on initiating new agreements and commencing pilot projects intended to demonstrate the efficacy of the business model.  The lack of working capital funds has challenged this process and at the end of the fiscal year, we were forced to restructure our affairs.  The outcome of that process included the decision to reduce the number of business opportunities, the termination of all management contracts, and the arrangement with officers, employees, and suppliers to forgive certain indebtedness in September 2012.

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

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). Other than the Term Sheet, there is no other relationship between the registrant and its affiliates and AIC. The financial results of 2011 and 2012 are reflective of an early stage company that has pilot projects only in place but no active programs.  Results for the current year have been impacted by the limited financial resources available.

LIQUIDITY AND CAPITAL RESOURCES

We had $54,001 in cash at December 31, 2012. Our working capital deficit amounted to approximately $4.4 million at December 31, 2012.

During the six-month period ended December 31, 2012, we used cash in our operating activities amounting to approximately $342,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $653,000 adjusted for stock compensation and other non-cash items of approximately $53,000 and operating assets and liabilities of approximately $256,000.

The Company used cash from investing activities of approximately $119,000 for license costs and purchase of investment.

The Company had positive cash from financing activities, primarily related to the issuance of approximately $534,000 in convertible promissory notes.

During the six-month period ended December 31, 2011, we used cash in our operating activities amounting to approximately $342,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $355,000 adjusted for stock compensation and other non-cash items of approximately $196,000 and operating assets and liabilities of approximately $209,000.

The Company did not have any investing activities.

The Company had positive cash from financing activities, primarily related to the issuance of approximately $268,000 in convertible promissory notes.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern. We have incurred losses since inception and our ability to continue as a going-concern depends upon its ability to continue to raise adequate financing and develop profitable operations. We have a working capital deficit of approximately $4.4 million at December 31, 2012. We are actively targeting sources of additional financing, which would assure continuation of the Company’s operations. The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is and has experienced negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for the projects but anticipates that the current market conditions may impact the ability to source such funds.

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). Other than the Term Sheet, there is no other relationship between the registrant and its affiliates and AIC. There can be no assurance that we will be able to consummate the funding from AIC, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, we may be forced to sell or assign rights to our technologies. Our consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations.

RESULTS OF OPERATIONS

Three months ended December 31, 2012 versus three months ended December 31, 2011

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees for professional services in connection with maintaining our status as a public company, salaries and wages for our employees, including stock based compensation of approximately $261,000 and $299,000 for the three months ended December 31, 2012 and 2011.

The decrease in our selling, general, and administrative expenses during the three-month period ended December 31, 2012 when compared with the similar prior period is primarily attributable to decreased operations and the absence of acquisition activity that was present during the 2011 period.

Interest Expense

Interest consists of interest payable pursuant to stated rate on interest bearing indebtedness. Interest expense has increased in the most recent period due to increased debt burden.

Six months ended December 31, 2012 versus six months ended December 31, 2011

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees for professional services in connection with maintaining our status as a public company, salaries and wages for our employees, including stock based compensation of approximately $458,000 and $527,000 for the six months ended December 31, 2012 and 2011.

The decrease in our selling, general, and administrative expenses during the six-month period ended December 31, 2012 when compared with the similar prior period is primarily attributable to decreased operations and the absence of acquisition activity that was present during the 2011 period.

Interest Expense

Interest consists of interest payable pursuant to stated rate on interest bearing indebtedness. Interest expense has increased in the most recent period due to increased debt burden.

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

Item 4A. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors. Not required because we are a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2012, the Company had no capital stock transactions.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: February 19, 2013

	By:	/s/Craig A. Fielding
Craig A. Fielding Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 19, 2013

Name	Position	Date

/s/Craig A. Fielding	Chief Executive Officer, Chief	February 14, 2013
Craig A. Fielding	Financial Officer, Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer)

/s/Patrick Shuster	Director	February 19, 2013
Patrick Shuster

EXHIBIT LIST

Exhibit No.	Description

10.1	Term Sheet Agreement for $30 million equity financing

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance document
101.SCH	XBRL Schema
101.CAL	XBRL Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	XBRL Label Linkbase
101.PRE	XBRL Presentation Linkbase

