Form 10-Q
period 2013-03-31
Consorteum Holdings, Inc.
filed 2013-05-20
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

As of May 20, 2013, the Company had 412,400,864 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. In evaluating such statements, prospective investors and shareholders should review carefully various risks and uncertainties identified in this report and matters set forth in the Company's SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.

These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular, gambling and gaming regulations; (iii) our loss of a key employee or employees; (iv) regulatory changes, including further changes in the area of credit card regulation or implementation of new regulations in furtherance of the new legislation that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in our SEC filings. This list provides examples of factors that could affect the results described by forward-looking statements contained in this report; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy, which factors could result in negative impacts.

These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

1

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

Consorteum Holdings, Inc.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current Assets:
Cash	$90,735	$9,371
Note receivable	241,000	–
Investment	155,000	–
Deferred finance charges	158,162	–
Total current assets	644,897	9,371

Property and equipment, net of accumulated depreciation	2,130	2,734
Intangible assets	199,942	145,000
Total assets	$846,969	$157,105

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$475,713	$490,256
Accrued expenses	420,778	653,095
Loans payable	2,254,349	1,235,085
Convertible promissory notes	1,780,097	1,098,973
Due to stockholders	192,400	196,085
Total current liabilities	5,123,337	3,673,494

Convertible promissory notes, net of current portion	1,639,916	2,189,490
Total liabilities	6,763,253	5,862,984

Stockholders' Deficit:
Preferred stock A, $0.001 par value, 5,000,000 shares authorized: 5,000,000 and zero issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	5,000	–
Preferred stock B, $0.001 par value, 15,000,000 shares authorized: 4,000,000 and zero issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	4,000	–
Common stock; $.001 par value; 500,000,000 shares authorized; 412,400,864 and 309,216,464 issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	412,401	309,217
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	5,708,346	3,428,065
Accumulated other comprehensive loss	(121,438)	(102,571)
Deficit accumulated during prior development activities	(7,617,031)	(7,617,031)
Deficit accumulated during the development stage	(4,205,062)	(1,621,059)

Total stockholders’ deficit	(5,916,284)	(5,705,879)

Total liabilities and stockholders’ deficit	$846,969	$157,105

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31,		Nine Months ended March 31,		Cumulative from Inception (July 1, 2011) through
	2013	2012	2013	2012	March 31, 2013

Revenues	$–	$–	$–	$–	$–

Operating expenses
Selling, general and administrative	1,749,571	304,268	2,207,840	831,385	3,447,648
Total operating expenses	1,749,571	304,268	2,207,840	831,385	3,447,648

Operating loss	(1,749,571)	(304,268)	(2,207,840)	(831,385)	(3,447,648)

Other expense:
Gain on settlement of debt	–	–	–	–	68,813
Interest expense	(181,423)	(85,582)	(376,163)	(235,413)	(826,227)
	(181,423)	(85,582)	(376,163)	(235,413)	(757,414)

Net loss	(1,930,994)	(389,850)	(2,584,003)	(1,066,798)	(4,205,062)

Foreign currency translation adjustment	26,763	(15,424)	(18,867)	(71,380)	50,071

Comprehensive loss	$(1,904,231)	$(405,274)	$(2,602,870)	$(1,138,178)	$(4,154,991)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	313,853,965	307,489,747	310,728,323	305,253,623

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Cumulative from Inception (July 1, 2011) through March 31, 2013

Cash flows from operating activities:
Net loss	$(2,584,003)	$(1,066,798)	$(4,205,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	595	589	1,771
Gain on forgiveness or restructuring of debt	–	–	(68,813)
Amortization of debt discount	2,612	15,938	2,612
Amortization of deferred finance charges	10,915	3,621	70,056
Amortization of intangible asset	34,000	–	34,000
Stock-based compensation	1,496,776	184,667	1,688,006
Changes in operating assets and liabilities:
Other receivable	–	(78,819)	–
Accounts payable	(17,115)	101,699	124,330
Accrued expenses	19,428	115,408	301,589
Accrued interest	355,864	235,386	767,133
Net cash used in operating activities	(680,928)	(488,309)	(1,284,378)

Cash flows used in investing activities:
Purchase of license agreement	(88,942)	–	(233,942)
Note receivable	(241,000)	–	(241,000)
Purchase of investment	(155,000)	–	(155,000)
Net cash used in investing activities	(484,942)	–	(629,942)

Cash flows from financing activities:
Proceeds from loans	900,000	–	1,041,482
Repayment of bank indebtedness	–	–	(121,938)
Deferred finance charges	(172,012)	–	(172,012)
Proceeds from stockholders' advances	–	10,467	195,585
Repayment of stockholders' advances	(12,675)	–	(12,675)
Proceeds from the issuance of convertible promissory notes	533,520	494,328	1,075,277
Repayment of convertible promissory notes	–	–	(4,020)
Net cash provided by financing activities	1,248,833	504,795	2,001,699

Effect of exchange rate on cash	(1,599)	(248)	(285)
Net decrease in cash	81,364	16,238	87,094
Cash, beginning of period	9,371	3,641	3,641
Cash, end of period	$90,735	$19,879	$90,735

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Non-cash investing and financing activities:
Fair value of shares to satisfy obligations under loan payable	$–	$–	$83,670
Fair value of shares to satisfy certain liabilities	$–	$–	$180,000
Fair value of shares to satisfy obligations to stockholders	$1,600,000	$–	$1,861,539
Carrying value of shares issued from treasury stock	$–	$–	$17,835
Fair value of convertible notes issued related to acquisition	$–	$2,073,646	$2,073,646
Fair value of shares issued for convertible debt and accrued interest	$636,060	$101,375	$737,435

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings, Inc.

(A DEVELOPMENT-STAGE COMPANY)

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Business and Going Concern

Consorteum Holdings, Inc. (the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc. Due to our change in business, we determined that the Company had inception date for financial reporting purposes of July 1, 2011.

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin (Europe) Ltd. (“Tarsin”). The licensing agreement provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provides us with the proven capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the license agreement with Tarsin in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships.

In July 2012, we entered into negotiations with Knockout Gaming Limited (“Knockout”), a corporation organized under the laws of the Isle of Man, to resell their online gaming licensed platform, Fireplay. We conducted our due diligence and intend to enter into a licensing and reselling agreement once Knockout launches their platform in the second quarter of 2013. Since that time, we paid $155,000 to Knockout as an interim payment against a future equity position in Knockout. Post funding as discussed in Note 8, we intend to purchase up to a 10% equity position in Knockout.

In March 2013, we entered into negotiations with Knockout Entertainment (“KOE”), a Nevada corporation, for a future equity position in KOE. Post funding as discussed in Note 8, we intend to purchase up to a 5% equity position in KOE.

Going Concern Assumption

We have suffered losses since inception, and at March 31, 2013, we have a working capital deficit of $4.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured working capital of approximately $1,434,000 during the nine months ended March 31, 2013. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.  Furthermore, certain debt is past due and is secured by all assets of the Company.  We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. Our convertible notes of approximately $1.64 million reflected as non-current liabilities will be satisfied through the issuance of common stock, which is in our control. In April 2013, we began to convert these notes and we expect to be completed no later than the Company’s quarterly period ended June 30, 2013.

As discussed in Note 9, we entered into a binding term sheet for $30,000,000 in financing which has been delayed and will not begin funding until after May 2013; however, the funding source will use its best efforts to secure a bridge loan of $4,000,000 prior to such date to fund the working capital needs of the Company and its strategic partners.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Interim Results

The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ended March 31, 2013 and for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate to the valuation of stock-based compensation. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

Earnings or loss per share

The Company accounts for earnings or loss per share pursuant to ASC 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented, as its effect would be anti-dilutive.

The Company excluded 20,000,000 and 10,000,000 options and 3,352,184 and 2,392,184 warrants from the calculation for the three and nine-month periods ended March 31, 2013 and 2012, respectively, as the exercise prices were in excess of the average closing price of the Company’s common stock.  In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from the dilutive share calculation.  Preferred shares outstanding of 9,000,000 are convertible into common stock on a one-to-one basis.  However, the effects of these shares would be anti-dilutive due to the net loss in the applicable periods.

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

3.	Note Receivable and License Agreement with Tarsin

On October 10, 2012, we entered into a licensing agreement with Tarsin for rights to the CAPSA technology; the agreement is for a term of three (3) years. In connection therewith, we acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as select customers in the United States. We must pay $100,000, annually, beginning in year two of the agreement. Under the license, we are subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States, which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada. Through the date of the license agreement, we advanced Tarsin approximately $234,000 and applied such amount to the license. Amortization of said license during the nine months ended March 31, 2013 and 2012 was $34,000 and zero, respectively. The Company will amortize approximately $19,500 per quarter over the term of the license.

During the three months ended March 31, 2013, we made advances to Tarsin totaling $241,000. We entered into a note agreement with Tarsin to be repaid by September 16, 2013, with interest at 0.25%, per annum.

4.	Investment, at cost and Deferred Financing Costs

Investment, at cost

We recently made a partial payment of $155,000 towards acquiring a 10% common equity investment in KO Gaming, Inc. and a 5% common equity investment in KO Entertainment, Inc., for an aggregate purchase price of $3.5 million, which will be funded in its entirety when and if the funds are received from the $30 million investment discussed in Note 8.

Deferred Financing Costs

Per the terms of the of a funding agreement disclosed in Note 8 to these financial statements with AIC Group Holdings Limited, the Company paid a one-time administration fee of $150,000 during the quarter ended March 31, 2013 that will be refunded if the funding of the loan does not occur as scheduled. The fee has been included in deferred financing costs in the accompanying consolidated balance sheet.

5.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	March 31,	June 30,
	2013	2012
Loans payable, bearing interest at rates between 10% and 18% per annum. Interest payable monthly. These loans are substantially past due and in default, unsecured and payable on demand. Accrued interest of $298,243 and $212,201 at March 31, 2013 and June 30, 2012, respectively	$1,280,519	$1,235,085
Loan payable (see description below); accrued interest of $73,830 and $0 at March 31, 2013 and June 30, 2012, respectively.	973,830	–
Less: Current portion	(2,254,349)	(1,235,085)
Loans payable, non-current	$–	$–

In February 2013, the Company received approximately $500,000 in cash proceeds from an existing convertible note holder with the intent to establish a note and provide for additional advances to the Company. In addition in March 2013, the Company received an additional $400,000 in cash advances. On April 10, 2013, the Company memorialized the loan to provide for repayment by May 11, 2013 in an aggregate amount of $1,060,000 which includes interest of 15% over the term of the note and a fixed $25,000 interest charge due and payable upon issuance of the loan. In addition, as discussed below, a convertible note totaling $100,000 issued in December 2012 was modified to include additional interest and is to be repaid with interest totaling $115,000. The total aggregate balance due on May 11, 2013 was $1,175,000. The note was subject to a 2% penalty per month on the aggregate amount of $1,175,000. The Company was granted an extension through May 30, 2013 in exchange for an aggregate repayment totaling $1,405,000. If repayment is not made by May 30, 2013, the note will be subject to a 2% penalty per month on the aggregate amount of $1,405,000.

Convertible Promissory Notes are as follows:

	March 31,	June 30,
	2013	2012
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest of $324,264 and $408,251 at March 31, 2013 and June 30, 2012, respectively. These notes were convertible upon the merger that occurred in July 2011. No demand for cash settlement may be made.	$1,639,916	$2,189,490

Convertible promissory notes, bearing interest between 5% and 18% per annum, maturing between October 2010 and December 2013. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at either a rate ranging from $0.008 to $0.05, or at 35% discount of market. Accrued interest of $196,279 and $112,616 at March 31, 2013 and June 30, 2012. The notes are substantially in default at June 30, 2012. Notes issued during the nine months ended are not currently in default. (Also see discussion below).	1,427,899	762,242

Convertible promissory notes, bearing interest between at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The notes are convertible at any time, at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of $27,698 and $12,231 at March 31, 2013 and June 30, 2012, respectively. Approximately $70,000 of such notes are currently in default.	352,198	336,731

Convertible promissory notes	$3,420,013	$3,288,463
Less: short-term portion	(1,780,097)	(1,098,973)
Convertible promissory notes long-term portion	$1,639,916	$2,198,490

Convertible Notes Issued

During the nine months ended March 31, 2013, the Company issued a convertible notes totaling approximately $533,000 to various parties. The notes bear interest at 8% and due at various dates through December 31, 2013, at which time all principal and accrued interest is due and payable.  The notes and accrued interest thereon are generally convertible at $0.02 per share into the Company’s common stock at the option of the holder at any time prior to maturity.

Due to Stockholder

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment. Stockholders advanced the Company approximately $0 and $10,000 during the nine months ended March 31, 2013 and 2012, and were repaid approximately $13,000 and $0 during the same time periods, respectively.

Also see Note 7 for discussion of notes converted into common stock.

6.	Commitments and Contingencies

Employment Contracts

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of Consorteum Holdings Inc., Inc.  Below is a summary of the terms of such agreement:

•	Retroactive to September 1, 2012
•	Base salary of $240,000
•	5,000,000 options to purchase common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement
•	2,000,000 shares of Series A Preferred, fully vested on September 21, 2012;
•	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
•	Unspecified pension and compensation retirement plan; and
•	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of Consorteum Holdings Inc.  Below is a summary of the terms of such agreement:

•	Retroactive to September 1, 2012
•	Base salary of $240,000
•	5,000,000 options to purchase common stock at $0.002 per share, which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement;
•	3,000,000 shares of Series A Preferred, fully vested on September 21, 2012
•	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
•	Unspecified pension and compensation retirement plan; and
•	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

7.	Stockholders’ Deficit

Common Stock

The Company issued 103,184,460 shares of common stock for the three months ended March 31, 2013. Shares were issued as follows:

On March 27, 2013, the board of directors approved the issuance of 40,000,000 shares of common stock for accrued officer compensation totaling $214,127. The fair value of the common stock was determined to be approximately $1,600,000 based on the closing price of the Company's common stock on March 27, 2012 of approximately $0.04 per share. The excess value of $1,385,873 was recorded as charge to operations and included in General and Administrative expenses during the three and nine months ended March 31, 2013.

During the three months ended March 31, 2013, 63,184,400 shares were issued to note holders of convertible debt in full satisfaction of $465,000 of such notes, plus accrued interest of $171,060.

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 248,000,000 shares of our common stock under convertible notes, warrants and stock options became due as of March 31, 2013, we would not have sufficient authorized common shares to fulfill such obligations. However, our two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred Stock to increase the authorized shares at any time, when deemed appropriate. We intend to increase our authorized common shares in the near future.

Preferred Stock

As of March 31, 2013, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

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

On September 21, 2012, the Company’s board of directors approved designations for Series C Preferred Stock. In connection therewith, we filed the designations with Nevada Secretary of State to reserve 40,000,000 shares of Series C Preferred Stock. The shares are voting, will pay no dividend, each share is convertible into four (4) shares of common stock, and the shares have a liquidation preference after the Series A & B Preferred Stock.

On September 21, 2012, the Company’s board of directors approved two employment agreements, which provide for the issuance and immediate vesting of 5,000,000 shares of Series A Preferred stock and 4,000,000 shares of Series B Preferred stock. In connection therewith, we recorded compensation expense of $18,000 based on the underlying value of the common stock of $0.002 per share on the date of grant.

Warrants

There were no warrants issued to purchase common stock during the nine months ended March 31, 2013. As of March 31, 2013, there were warrants exercisable for 3,352,184 common shares outstanding.

Options

On September 21, 2012, in connection with two employment agreements (Note 7), we granted options to our executories to purchase 10,000,000 shares of common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreements. The fair value of the options at the date of grant was estimated using the Black Scholes option-pricing model. The option issuances to the two employees were accounted for as a modification of existing options as the existing options were extinguished with concurrent issuance of these new options. The new options extended the vesting period and re-priced the options. The Company valued the extinguished options immediately before extinguishment and compared the value of unvested shares to the new option issuance and determined that any incremental value was insignificant. Accordingly, the remaining option value on the original options of approximately $42,000 will be recognized over the term of the original options. In connection therewith, we recorded compensation in the amount of $13,125 during the nine months ended March 31, 2013.

In March 2013, the Company issued an option to purchase 10,000,000 shares to a consultant for services to be rendered. The options vest equally upon issuance and upon the first anniversary of the consulting agreement. The fair value of the vested options at issuance was $122,493 as determined by the Black-Scholes option pricing model using the following weighted average assumptions: volatility of 341.5%, risk-free rate of 0.78%, dividend yield of 0% and term of 5.5 years. The stock option expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The remaining 5,000,000 vesting options will be valued at each reporting period accordingly to the vested schedule.

As of March 31, 2013, we had options to purchase 20,000,000 common shares outstanding.

8.	Subsequent Events

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

AIC has agreed to use its best efforts to provide directly or through an affiliate a bridge loan for $2,000,000 (the “Bridge Loan”) within sixty (60) days of the execution of the Term Sheet. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and shall be repayable from the first proceeds under the Loan. If the Loan does not proceed, then the Bridge Loan, if made, will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be repaid in one year from its date and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. The Bridge Loan did not close during the 60-day period, as discussed below.

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

The AIC Funding is expected to close on or before May 31, 2013. The closing delay was attributable to working through a complex process on the part of several international banks which represent this transaction and the necessity of working through the due diligence items prior to closing. As a result of the delays, the Company has negotiated to increase the Bridge Loan from $2 million to $4 million with the remaining funds of $30 million to be paid out over the next six months. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date.

The Company received approximately $450,000 in cash proceeds in April and May 2013, from an existing convertible note holder with the intent to establish a note and provide for additional advances to the Company.

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

In 2011, we attempted to acquire Tarsin Inc. through the issuance of stock and cash, but due to our inability to obtain capital to complete the acquisition and provide working capital post close, we terminated the acquisition agreement in June 2012. On October 10, 2012, we entered into a licensing agreement with Tarsin (Europe) Ltd. for rights to the CAPSA technology. In connection therewith, we acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as certain customers in the United States. The agreement is for a term of three (3) years, and is subject to a royalty of 12.5% of revenues derived from the CAPSA technology. The agreement specifies an annual license fee of $100,000 and a support fee based on annual turnover. We ultimately wish to expand in Latin America, China and Europe. The Company also retains the “Right of First Negotiation” to enter into markets in the US, which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada.

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

We have incurred losses since commencing the above initiatives in June 2011 and will likely continue into 2013 until such time that we can generate revenues sufficient to meet our operating needs. We have significant liabilities, some of which we acquired through the acquisition of MEXI, which we are currently converting into common stock, which should be completed by June 30, 2013. We will need to increase our authorized shares prior to converting all notes, which is in control of our two officers. We intend to work through reducing or eliminating the remaining liabilities, and to continue to raise additional working capital to meet the demands of Tarsin’s new product offering.

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). Other than the Term Sheet, there is no other relationship between the registrant and its affiliates and AIC. Our financial results of 2011 and 2012 are reflective of an early stage company that has pilot projects only in place but no active programs.  The limited financial resources available have impacted results for the current year.

We recently made a partial payment of $155,000 towards acquiring a 10% common equity investment in KO Gaming, Inc. and a 5% common equity investment in KO Entertainment, Inc., for an aggregate purchase price of $3.5 million, which will be funded in its entirety when and if the funds are received from the $30 million investment discussed above. Knockout Gaming, Inc., a Nevada Corporation, is dedicated to leading the online gaming industry worldwide by providing innovative i-gaming turnkey solutions in an expanding industry. Knockout Gaming’s executive management team has extensive expertise in this multi- billion-dollar industry. Knockout Gaming has aligned itself with industry leaders to provide cutting-edge online gaming solutions. Online gambling licenses are only awarded to companies that have passed a rigid vetting process. Knockout Gaming's license was issued on July 17, 2012 and is regulated by the Isle of Man Gambling Supervision Commission. The approval process has resulted in only 47 platforms to date being approved in the past eight years. In 2001, the Isle of Man Government was one of the first jurisdictions in the world to introduce legislation specifically designed to benefit gambling and e-gaming companies and fully protect customers. KO Entertainment, Inc. distributes quality entertainment and media products in online, digital, and print media. Its latest offering is the debut of Knockout LIVE on Roku IPTV Systems. Knockout LIVE will represent the launch of the first network to stream in Blu-Ray quality on IPTV. While intended primarily as a music network, Knockout LIVE will also be hosting exclusive pay-per-view interactive concerts and other events.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $91,000 in cash at March 31, 2013. Our working capital deficit amounted to approximately $4.2 million at March 31, 2013.

During the nine-month period ended March 31, 2013, we used cash in our operating activities amounting to approximately $681,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $2,621,000 adjusted for stock compensation and other non-cash items of approximately $1,545,000 and operating assets and liabilities of approximately $395,000.

The Company used cash from investing activities of approximately $485,000 for license costs, partial payment of $155,000 towards the purchase of a 10% investment in KO Gaming, Inc. and 5% of KO Entertainment, Inc. and issuance of a note receivable from Tarsin totaling $241,000. We advanced monies to Tarsin totaling $89,000 towards our license agreement.

The Company had positive cash from financing activities, primarily related to the issuance of approximately $900,000 in short-term promissory notes due May 30, 2013, at an interest cost of 2%, per month.

During the nine-month period ended March 31, 2012, we used cash in our operating activities amounting to approximately $488,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1,067,000 adjusted for stock compensation and other non-cash items of approximately $205,000 and operating assets and liabilities of approximately $374,000.

The Company did not have any investing activities.

The Company had positive cash from financing activities, primarily related to the issuance of approximately $494,000 in convertible promissory notes during the nine-month period ended March 31, 2012.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern. We have incurred losses since inception and our ability to continue as a going-concern depends upon its ability to continue to raise adequate financing and develop profitable operations. We have a working capital deficit of approximately $4.7 million at March 31, 2013. We have been actively targeting sources of additional financing, which would assure continuation of the Company’s operations. The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to curtail expenditures and to raise additional funds. The Company is and has experienced negative operating cash flows and needs to invest in continuing gaming industry partnerships, which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for the projects but anticipates that the current market conditions may impact the ability to source such funds.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 versus three months ended March 31, 2012

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $1.4 million during the three months ended March 31, 2013 versus the comparable period in 2012. The increase consists of stock-based compensation to our two officers totaling $1.4 million attributable to 40 million shares issued to them.

The decrease in our selling, general, and administrative expenses during the three-month period ended March 31, 2013 when compared with the similar prior period is primarily attributable to decreased operations and the reduction of headcount to support reduced operations.

Interest Expense

Interest consists of interest payable at the stated rate on interest bearing indebtedness. Interest expense has increased in the most recent period due to increased debt burden, specifically as it relates to a loan payable for $900,000, which was added during the three months ended March 31, 2013.

Nine months ended March 31, 2013 versus nine months ended March 31, 2012

Selling, general, and administrative expenses increased $1.4 million during the nine months ended March 31, 2013 versus the comparable period in 2012. The increase consists of stock-based compensation to our two officers totaling $1.4 million attributable to 40 million shares issued to them.

The decrease in our selling, general, and administrative expenses during the nine-month period ended March 31, 2013 when compared with the similar prior period is primarily attributable to decreased operations and the reduction of headcount to support reduced operations.

Interest Expense

Interest consists of interest payable pursuant to stated rate on interest bearing indebtedness. Interest expense has increased in the most recent period due to increased debt burden, specifically as it relates to a loan payable for $900,000, which was added during the three months ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”), as amended and are not required to provide the information under this item.

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

Under SEC Rules that affect the Company, the Company is required to provide management's report on internal control over financial reporting. The Company has prepared management's report as required.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, (who are the same person), of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Item 4A. Controls and Procedures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies, which are cured by separation of duties, cannot be cured, but only monitored as a weakness.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required as a result of the enactment of the Dodd-Frank Act of 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors. Not required because we are a “smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, the Company had no capital stock transactions.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: May 20, 2013

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

