Form 10-K
period 2013-06-30
Consorteum Holdings, Inc.
filed 2013-10-31
CIK 1387976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Company as Specified in Its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6-14845 Yonge Street, Suite #348

Aurora, Ontario Canada L4G6H8

(Address of principal executive office, including zip code)

(775) 298-7001

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

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

Computed by reference to the last sale price of the common equity on Decmber 31, 2012 of $0.0120, the aggregate market value of voting stock held by non-affiliates is $ 1,601,826.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 452,400,864 shares of the registrant’s common stock outstanding as of October 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 17: None

i

This Report on Form 10-K including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act).

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include the Company’s limited operating history; its limited financial resources; the Tarsin bankruptcy including the possible loss of the CAPSA platform; international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government laws and regulations; adverse publicity; competition including the activities of competitors and the presence of new or additional competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy; or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

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

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this filing.

ii

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

Consorteum Holdings, Inc. (“Holdings” and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc. Our corporate headquarters are located at 6-14845 Yonge Street, Suite#348, Aurora, Ontario, Canada, L4G6H8.   Our telephone number is (775) 298-7001.

We provided systems integration of electronic transaction processing solutions to public and private sector companies initially to the following population groups or to the following industries: First Nations of Canada, golf clubs, owners and participating golf courses.  Our services provided were designed to be customized, innovative technology solutions that create, augment, and enhance customers existing financial, payment and transactional processing systems. The Company has a MasterCard© BIN (“Issuer Identification Number”) License and can utilize this license to issue card programs under the MasterCard© brand.

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

On October 4, 2011, we entered into an Acquisition Agreement with Tarsin LTD, a company organized under the laws of the United Kingdom, whereby we agreed to purchase 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin”), for a total of 100,000,000 shares of our common stock.  Pursuant to the Acquisition Agreement, Tarsin LTD further agreed to grant to us an exclusive, royalty-free, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology (“CAPSA”). See below for discussion of termination of the acquisition agreement and acquisition of a license agreement with Tarsin.

In November 2011, the board of directors approved an amendment of the Company’s Articles of Incorporation, whereby the designations of Series A and Series B preferred stock were established, and the number of Series A preferred shares to be issued at 5,000,000 and the number of Series B preferred shares to be issued at 15,000,000 were set. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and liquidation preference as described below. The rights and privileges of the Series B shares consist of voting rights equal to one vote per share held, conversion rights equal to Series A and liquidation preference as described below.

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

On May 18, 2012, Mr. Joseph A. Cellura was removed from his position as a CEO, director and Chairman of the Board of Directors of Consorteum. Mr. Cellura’s removal was accomplished through a written consent dated as of May 18, 2012 in lieu of a meeting. In the same Written Consent Mr. Craig A. Fielding, the sole remaining director of the Company was appointed Chief Executive Officer (CEO), President and Chief Financial Officer of the Company effective May 18, 2012. In addition to Mr. Craig A. Fielding’s resumption of his positions as CEO and President of our Company and Chairman of our Board of Directors, Mr. Fielding is also our Principal Financial Officer, and continues as CEO of Consorteum Sub.

The Series A & B Preferred Stock has been reflected as issued and outstanding as the Board of Directors held control and authorization of such shares. The Board of Directors approved the issuing of the super-voting Series A Preferred Stock and Series B Preferred Stock to Craig Fielding and Pat Shuster.

On September 21, 2012, the Company’s board of directors approved designations for Series C Preferred Stock. In connection therewith, we filed the designations with Nevada Secretary of State to reserve 40,000,000 shares of Series C Preferred Stock. The shares are voting, will pay no dividend, each share is convertible into four (4) shares of common stock, and have a liquidation preference after the Series A & B Preferred Stock. No Series C shares have been issued to date.

In January 2012, the Company was informed that its licensing agreement with aVinci Media Inc. to market its products under the “myESPN” brand was no longer viable due to the announced Chapter 7 bankruptcy filing of aVinci Media Inc., a Nevada corporation. aVinci Media had previously entered into a Licensing Agreement with Media Exchange Group Inc., (“MEXI”) a Nevada corporation to grant MEXI a license to develop products under the myESPN brand. The licensing agreement was subsequently acquired by the Company as part of its announced Acquisition Agreement with Media Exchange Group, in July 2011. The Company subsequently evaluated the business potential associated with this licensing agreement in connection with one of its projects, the Digital Trading Card, and elected to focus its sales and marketing efforts on other projects and discontinue any work associated with the Digital Trading Card.

In June 2012, the Company entered into a joint venture agreement with Marksal Communications Inc. (“Marksal”), a Canadian corporation, to create a joint venture in order to meet growing demand for next generation telecommunication and financial transaction services focused across the North America and international markets. Due to the delay in securing funding, the Company has elected to suspend any activities with the joint venture at this time. Upon completion of funding the Company intends to revisit the business case drivers that were the basis of this joint venture.

The Company was unable to secure the necessary funding to complete the acquisition of Tarsin. Although we raised capital of $162,500, which was used to fund the working capital needs of Tarsin during 2012, ultimately we were not able to fulfill all of the requirements as prescribed in the Tarsin Acquisition Agreement dated October 4, 2011.

In July 2012, the Company entered into new negotiations with Tarsin Inc. in order to reach an agreement that would preserve the value of the CAPSA platform as developed by Tarsin and allow the Company to leverage its relationships with existing Canadian based casinos and resorts as customers that could utilize the CAPSA platform to provide mobile wagering and gaming to their customers. On October 10, 2012, the Company reached a new exclusive licensing agreement with Tarsin that allows the Company to license the CAPSA platform to sell mobile gaming and wagering programs throughout Canada, Mexico, as well as certain customers in the United States. We ultimately wish to expand in Latin America, China and Europe. The Company agreed to unwind its Acquisition Agreement previously entered into. In connection therewith, the Company advanced monies for the license totaling approximately $234,000, loans totaling $423,100 and consulting fees to Tarsin’s president totaling approximately $73,000 through June 30, 2013. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court. Northern District of California. The Company is a creditor in this Case No. 13-53607. Until the outcome of this case is clear, the Company has elected to reserve the entire amount of this receivable.

In July 2012, we entered into negotiations with Knockout Gaming Limited (“Knockout”), a corporation organized under the laws of the Isle of Man, to resell their online gaming licensed platform, Fireplay. We intend to enter into a licensing and reselling agreement once Knockout launches their platform. Since that time, we paid $180,432 to Knockout as an interim payment against a future equity position in Knockout. Post funding as discussed in Items 1 and 7, we intend to purchase up to a 10% equity position in Knockout pending further due diligence.

In March 2013, we entered into negotiations with Knockout Entertainment (“KOE”), a Nevada corporation, for a future equity position in KOE. Post funding as discussed in Items 1 and 7, we intend to purchase up to a 5% equity position in KOE pending further due diligence. If and when funding is consummated, the Company will undertake further due diligence to determine whether or not the parties will move forward with the proposed transactions. The Company has elected to expense the funds advanced to date.

In September 2012, we entered into employment agreements with Mr. Craig Fielding, our CEO and Mr. Pat Shuster, our Chief Operating Officer (COO) and Secretary, which provide cash compensation, signing bonuses in Preferred stock, stock options and bonuses upon achieving revenue milestones through December 31, 2016. See Item 11 below. We believe that it is in the best interests of the Company and its shareholders to retain these individuals.

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). Other than the Term Sheet, there is no other relationship between the registrant and its affiliates and AIC.

The Term Sheet provided that AIC agreed to lend $30,000,000 to the Company in six (6) consecutive monthly installments (the “Loan”) with the first portion of the funding was to begin no later than 60 days from the date of the Term Sheet. The installments will vary in size depending upon the working capital requirements of the Company at the time each installment is due. AIC may extend only the first installment one time for a period of up to 45 days. The Loan will bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears beginning one year from the funding of the first portion of the Loan. The Loan and all remaining accrued and unpaid interest is due and repayable seven (7) years after the first funding installment; provided, however, that the Company may extend the repayment date for two successive one year periods by giving 90 day prior notice to AIC and paying an extension fee of 2% of the principal amount of the Loan to be renewed. If AIC defaults in making any installment of the Loan, then the Loan shall terminate forthwith and the Company shall have no repayment obligation to AIC. The Company may prepay all or any portion of the Loan at any time without premium or penalty. The Company will grant AIC a first priority security interest in and to all of its assets including its Intellectual Property (“IP”) as collateral security for the Loan. If the Company defaults in making any repayment of interest or principal or under any other material terms and conditions of the Loan, AIC shall have the rights of a secured party under the security agreement to foreclose on the Company collateral to satisfy the Loan. The Company will pay a total of four percent (4%) of the Loan in origination fees to two consultants as each portion of the Loan is funded, and a one- time administrative fee of $150,000 that will be refunded if the funding of the Loan does not occur as scheduled.

AIC had also agreed to use its best efforts to provide directly or through an affiliate a bridge loan for $2,000,000 (the “Bridge Loan”) within sixty (60) days of the execution of the Term Sheet. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and shall be repayable from the first proceeds under the Loan. If the Loan does not proceed, then the Bridge Loan (amended to $4,000,000 on May 22, 2013), if made, will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be repaid in one year from its date and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. The Bridge Loan did not close during the 60-day period, as discussed below.

As part of the Loan, the Company agreed to issue to AIC an amount of its shares of common stock as shall equal thirty–five percent (35%) of all of the issued and outstanding shares of common stock of the Company calculated on a fully-diluted basis (the “AIC Shares”); provided, however, that the issuance of the AIC Shares shall not occur until one year from the date of the first funding of the Loan by AIC to the Company. In the event that the Loan or any portion thereof is not funded as scheduled, the Company shall issue only that portion of the AIC Shares to AIC that is calculated as the percentage of the amount of the Loan actually funded by AIC to the total Loan amount. All of the AIC Shares shall be restricted shares and AIC shall enter into a covenant neither to engage in any short selling nor to sell more than certain specified numbers of its shares during each quarterly period.

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

The AIC Funding was expected to close on or before May 31, 2013. The closing delay was attributable to working through a complex process on the part of several international banks, which represent this transaction and the necessity of working through the due diligence items prior to closing. As a result of the delays, the Company has negotiated an Amendment No. 1 to the Term Sheet dated May 22, 2013 to increase the Bridge Loan from $2 million to $4 million with the remaining funds of $30 million to be paid out over the next six months. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. Ultimately AIC was unable to close this amended round of funding and experienced delays with its original funding partner and subsequently AIC secured an alternative funding partner. AIC has represented to the Company that the funds are now under AIC’s control and AIC is working with its bridge funding partners to provide the bridge financing on or before October 31, 2013. Due to the extreme delays experienced, the Company has informed AIC that should funding not occur as committed to, the Company will pursue all legal remedies available to recover its $150,000 funding deposit as well as damages relating to breach of contract and lost business opportunities. Furthermore, the Company has expensed the financing fees.

The Company received approximately $590,000 in cash proceeds in April through June 2013 from an existing convertible note holder with the intent to establish a note and provide for additional advances to the Company.

In July 2013 the Company made a decision to recast its business as a provider of digital content across mobile devices. To that end, we retained a senior level software development team. In conjunction therewith, the Company formed two Nevada subsidiaries: Bad Rabbit Inc. and ThreeFiftyNine Inc. Moving forward, ThreeFiftyNine sets out to be a highly differentiated business in the digital space, focusing on cloud infrastructure design, development and deployment, as well as in digital transaction management.

The business description below describes our business in greater detail.

OUR BUSINESS

Consorteum Holdings Inc. started out as a transaction management company focused on transaction processing solutions and products through a mix of on-deck partnerships, license agreements, and joint venture revenue share arrangements. It operates as a technology and services aggregator to meet the diverse needs of its client base by leveraging a wide range of products and services to develop end-to-end, turn-key card and payment transaction processing solutions. The Company has extensive expertise within the Payments and Transaction Industry in North America and internationally.

In 2011, the Company established a working relationship with Tarsin Inc. (a Nevada Corp), dedicated to the delivery of digital media across all mobile devices. The Company realized that a license agreement with Tarsin Inc. would allow us to develop a new generation of digital solutions utilizing secure transactional services that could be tailored specifically to defined geographic locations. At its essence, our ability to operate a platform that allows the delivery of digital content to any mobile device will allow us to develop solutions for many market verticals including medical, banking, and gaming, e-commerce, and government applications.

We are a holding company incorporated in the State of Nevada, with three subsidiaries, Bad Rabbit Inc. ThreeFiftyNine Inc. and Consorteum Sub. Our subsidiaries have, at their core, the delivery of digital media across diverse payment and other transactional platforms that are rapidly converging due to advances in smart phone mobile technology.

The licensing agreement that we have reached with Tarsin provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. Tarsin’s license agreement provides us with the proven capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the license agreement with Tarsin in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships. For more information on Tarsin and the CAPSA license, see below.

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

The formation of ThreeFiftyNineInc. brings in house a world-class software development team that is working to launch a second generation technology platform for the delivery of digital media and content.

The Company has faced and may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives described in this Annual Report on Form 10-K require capital expenditures by Consorteum to move forward and management anticipates that delays in project implementation will continue if funds are not available to it.

CAPSA - the Solution for Going Mobile

Tarsin’s mobile platform, CAPSA, eases the challenges brands face in mobile.  There is urgency for brands to connect with consumers via mobile - regardless of tighter budgets and higher expectations in the mobile experience.  Unfortunately, today’s current mobile application and content solutions are limited - whether it be in how users can interact, or the number of devices it can actually support. As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market. CAPSA is able to take the “how” out of mobile planning, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, it is absolutely critical for its platform to be interoperable between any mobile network and device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers. Tarsin works with operators and multi-tier networks to successfully execute programs on behalf of brands. Tarsin’s CAPSA platform provides an end-to-end, versatile framework for brands to design once and deliver unparalleled mobile experiences. CAPSA is the first universal mobile content delivery solution available that is based on web-standards and is carrier, operating systems and device agnostic. This allows companies to reach the broadest consumer base: 5200+ devices; 27+ languages; 180+ countries; non-native font support. Today, CAPSA supports millions of mobile consumers, with thousands added daily. Tarsin Inc. filed for Chapter 11 bankruptcy in June 2013 and is in the process of reorganizing its business affairs. Should the license arrangement become impaired in the Tarsin bankruptcy, the Company will continue with its own technology development using its own team.

MARKET OVERVIEW

In 2011, smartphone sales surpassed computer sales for the first time. By 2012 desktop and portable computer sales contracted for the first time ever, and smartphone penetration in the US passed 50%. While for manufacturers this represents a notable change in the state of the market, such developments only reinforce our analysis that digital publishing is emerging past the tipping point as a leading mechanism for consumer transactions.

While overall retail sales are low, they are proven and represent high growth, with e-Marketer’s report of June 2013 predicting UK mobile sales (m-commerce) of £6.7 billion in 2013 growing to £17 billion in 2017. We believe this trend will continue in other worldwide markets over the coming years.

In the U.S. in 2012, there were 105 million mobile Internet subscribers (mobile phones, tablets, etc.). According to eMarketer, that number is poised to grow 24 percent in 2013. By 2016, U.S. mobile Internet subscribers will top 174 million people.

The global market has even more room for growth. Morgan Stanley estimates that while there were 1.1 billion global smartphone subscribers in 2012, the average growth rate for the top fifteen countries worldwide was an incredible 42 percent. This growth rate won’t slow soon—market penetration in these same fifteen countries is still only 17 percent of possible mobile subscribers.

Worldwide mobile phone users number over 5.5 billion, which provides a huge potential market just for those transitioning from regular mobile phones to smart phones.

Following on the heels of proven consumer adoption such as purchasing music, books and films from mobile industry distribution points such as the Apple Appstore, Android Marketplace, and Amazon e-reader, we see the wider business community looking for mechanisms to enter and be present in the space.

Utilizing the capability of the ThreeFiftyNine development team, we will be able to develop applications, which encompass all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, we believe it is absolutely critical for our platform to be interoperable between any mobile network and device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers.  While video and picture sharing on the Internet have been around for some time now, the task can be cumbersome and frustrating on most mobile devices.  Multiple carriers and phone types with limited or no interoperability can make this potentially powerful communications tool languish in the background while texting and social networking Internet sites continue to grow and thrive.  Compounding this problem is the continuing trend for mobile phone equipment manufacturers to offer new phones with additional capabilities while the mobile phone carriers are enhancing their 3G and 4G networks to allow users to take advantage of these capabilities.

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

Other limitations of MMS include:

a.	File size limitation. MMS videos are generally limited in duration by file size. Limits include 10, 15, or 30 second duration for video, and file size is often limited to 100, 200, or 300 Kbytes. These limits can be imposed both by carriers and by handset makers.

b.	MMS video is not stored in “The Cloud.” An MMS file is generally not accessed easily from a PC. If the mobile phone user switches to another handset, that user must often first manually transfer the MMS picture or video to PC and then transfer it back to the new handset, a cumbersome process.

c.	Conversation limitations. MMS does not allow a fluid interface for back and forth “video conversations.” You cannot easily comment on someone’s MMS video.

d.	Difficulty interfacing with social networks. While it is possible to post an MMS picture or video to a Facebook or Twitter account, it does not lend itself to a feature- rich mobile experience.

e.	Standard setting delays. As new technologies to enhance MMS are developed, their adoption will be governed by the MMS standards setting process. This is likely to result in significant delays in enhancement, implementation, and evolution of the technology.

f.	Video on Mobile Phones. Most major manufacturers of mobile phones already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles. Dozens of companies have developed and continue to maintain databases that capture the differences between handsets, at significant expense.

Smartphones:

Smartphones have emerged as a fast growing sector of the market, blending multi-media, data and internet access and mobile communications. The smartphone market, most of which by definition is media enabled, will be a growth market that will allow carriers to add a variety of revenue streams attached to data and multi-media messaging.  The market, demand for video sharing services will grow dramatically.  Mobile phone equipment manufacturers continue to offer new phones with additional capabilities while the mobile phone carriers will need to enhance their 3G and 4G networks to allow users to take advantage of these capabilities.

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

COMPETITION

The last year saw further evidence of continuing morphing, merging and re-fragmentation in the digital space. HTML5 readiness for simple apps improved, but the open-source standard is still not “standardized”, and we believe it will never offer answers for complex regulatory standards. Apple has further fragmented its once consolidated technology proposition with the introduction of the new iPad, the iPad mini, the retina display technology, and iOS7.

While Android has competed on a software-centric strategy, overtaking Apple handset sales, Microsoft has pulled away from an OEM-based distribution method and is consolidating around a handset strategy with the acquisition of Nokia’s mobile manufacturing arm, and of Skype (in a challenge to the carriers). Blackberry (formerly RIM) is also likely to be acquired by a big player. We foresee Microsoft and Blackberry market share increasing, causing a cost and complexity challenge for companies who have based their mobile digital publishing strategy around Apple and Android.

Cloud and SaaS models have broken through the trust barrier, giving hosted solutions full security approval in B2B markets. We believe the reduction upon reliance of installed and maintained hardware, with the associated freedom to drive scale across multi-national footprints, will drive even greater adoption of cloud-based infrastructure.

The main competition in this industry can be seen as the handset manufacture of OS development platforms such as Blackberry (formerly RIM), ANDROID and iOS (Apple). These companies provide a developer with the ability to design and produce an offering for a target industry such as gaming. Several companies provide offerings such as www.appcelerator.com, www.rhomobile.com, www.getelastic.com that allow simple application development across multiple platforms and operating systems. Our CAPSA license allows cross OS development but is unique in addressing the needs of the gaming industry, which is complex and highly regulated. Our offering addresses key issues such as security, user authentication, geo-location and geo-fencing. Addressing all the market needs allows rapid development and low cost of ownership and mass market mobile device coverage. Other companies such as Cantor Wireless, Harrah’s, IGT and Bally Tech have put forward public strategies and initial offerings within the gaming market but these companies do not have the history and pedigree in the needed technology to deliver a robust full featured mobile solution.

Current solutions typically fall into one of two categories: native applications or web technology. Native applications, while seemingly inexpensive to start require OS updates as new versions and devices emerge. As traffic increases these applications also suffer from an inability to properly scale. Web users experience browsers that are chaotic, painfully slow, and offer a poor passive user interface experience. Web based applications suffer limitations in device functionality like messaging, cameras, tilt, and geolocation. Our technology platform positions itself uniquely between the facets of web and native applications providing high levels of satisfaction for:

•	User experience
•	Content management
•	Messaging and marketing capabilities
•	Security and compliance
•	Speed of market reach
•	Powerful multi-regional capability
•	Low cost of ownership

Because our technology solution is designed to work with all mobile handset devices, the fragmentation we see developing in the operating systems of the major suppliers will work to our advantage. There is a clear need to deliver new and innovative solutions that are agnostic to the mobile handset manufacturer. Ultimately ThreeFiftyNine is positioning itself to lead the industry in this capability.

OUR SALES AND MARKETING STRATEGY

Digital Gaming Strategy

Publishing content and managing transactions in a highly regulated environment such as gaming has also passed a key tipping point in 2012. In the US, 44 States allow some category of paid gaming or betting, and in the last 12 months the first five or six States have made progress in, or completed, digital gaming regulatory approval processes, led by Nevada.

US gaming represents the most testing technical and regulatory challenges, even more challenging than mobile banking by an order of magnitude. Requirements include geofencing within territorial borders and on-property, plus a sophisticated range of anti-fraud measures to validate the user’s account and the device. Mobile- and simcard-based technologies offer a flexible range of solutions, more so than online or web-based technology (where variable IP addressing negates many anti-fraud measures).

We believe there is a true market hunger for partnerships to mobilize and publish gaming content in full compliance with all legal and regulatory demands, by regulator and by territory. In Europe, licenses are also issued by territory and therefore gaming abroad demonstrates many of the same needs as seen in the US. Gaming operators in the EU are more advanced in their digital solution offerings than the US market has seen, although they have uncovered a range of new hurdles; base management, profiling and engagement; maximizing cross-sell and up-sell to their base; push messaging based on location and social media connectivity.

Global gambling revenues passed US$ 400 billion, according to the latest research undertaken by Global Betting and Gaming Consultants for its Global Gambling Report – Betting on Regulation.

GBGC’s provisional figures show that gambling activities generated US$ 419 billion in revenues across the world in 2011.This figure is an increase of 5.6% on the previous year.

The internet has given rise to an ever increasing trend in gambling. It’s becoming easier than ever to take a chance online. Interactive gambling accounted for 8.4% of global gambling revenues in 2011, up from 8.0% in 2010. This figure would suggest there is still room for further growth in the Interactive sector, especially if the US does adopt some kind of federal or state regulation for Internet gambling in the coming years.

Commenting on the figures, GBGC’s Director Lorien Pilling said, “GBGC is forecasting that global gambling revenues will reach US$ 500 billion by 2014. The market trend towards digital gaming has been reinforced by major technology investments by William Hill, and Ladbrokes to name just a few with the focus on seizing market share of a growing digital gambling market estimated by Juniper Research to be worth $100 billion by 2017.

Some of the gaming opportunities we foresee include but are not limited to:

Mobile Marketing Services – Providing loyalty card and group offerings to Casinos and Hotel chains, allowing the property to have a presence with the members via SMS, MMS and mobile application offerings, creating a one to one marketing experience connecting ties to points, rewards and offerings.

Mobile Sports Book (real time) – Providing all the end- to- end mobile infrastructure from cloud hosting, application design, mCommerce, authentication, security, location services and application publishing for sports book operators globally.

Mobile Lottery – Providing a turnkey offering to allow lottery operators to take their retail proposition to mobile from the application design, mCommerce, security and publishing.

Sales and Distribution

We have existing business partners that we are currently working on developing applications for. We intend to extend our base of business globally. Once funding is achieved, we plan to enter into contracts with existing casinos that desire to add mobile gaming and wagering to their offerings. The addition of a mobile wagering/sports betting platform allows the casinos to brand a new capability and attracts new clients to the property. Typically we enter into a contract to provide custom gaming and wagering and additionally we charge a per user fee which may include a percentage of the wage or gaming “rake”.

Although the Company will focus its resources on generating revenue from the sale of mobile gaming and wagering contracts, we also intend to look for other non-casino based opportunities.

Having conducted a review of adjacent markets, we are confident that secure, compliant digital publishing and transaction solutions are a key component in the following:

E-health

1.	increasingly turning mobile, for basic messaging communications right through to health apps
2.	US security led by the HIPPA rules (Privacy, Security and Breach Notification)
3.	The UN champions health apps in 7 key areas:

• Education and awareness

• Helpline

• Diagnostic and treatment support

• Communication and training for healthcare workers

• Disease and epidemic outbreak tracking

• Remote monitoring

• Remote data collection

Government

1.	Local and national government organizations are looking to digital transformation to lead new ways of working
2.	Increases accessibility, accountability and cost effectiveness
3.	Increases population (and voter) engagement in the 35 and under age demographic

Finance and m-commerce

1.	Micropayment solutions such as PayPal or adding small costs to phone bills are now widely accepted
2.	Secure mobile banking solutions to underserved areas typically limited to “shadow banking” operations.

Our funding commitments have not yet materialized and there can be no assurance that we will raise any of the financing we need for the projects and applications described above. Our financial results to date are reflective of an early stage company that has pilot projects only in place but no active programs. If we are not successful in raising funding in the amounts and the times required, our ability to implement one or more of the projects described above will be adversely affected.

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

EMPLOYEES AND CONSULTANTS

At October 25, 2013 the Company (and its subsidiaries) had seven (7) employees. We expect no significant changes in the number of our employees. The Company engages the services of independent contractors to assist it with developing our product offerings. We plan to engage full-time employees as our business develops and when we obtain sufficient working capital. All payments made to our officers in calendar 2013 will be properly reported to government agencies.

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

On September 1, 2012, the Company entered into an Executive Employment agreement with Craig Fielding, CEO of Consorteum Holdings Inc. and Patrick Shuster, COO of Consorteum Holdings through December 31, 2016.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

ITEM 1B.  Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  Properties

The Company maintains an office located at 6-14845 Yonge Street, Suite #348, Aurora, Ontario, Canada L4G6H8. The Company also leases office space in Incline Village, Nevada where the principal operations of ThreeFiftyNine Inc. occur.

ITEM 3.  Legal Proceedings

On June 27, 2012 plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Action”) against the Company, our COO Patrick Shuster (“Shuster”), CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company. The Company, Shuster and Fielding were never served with the summons and complaint, and, upon information and belief, neither were any of the remaining defendants. Plaintiffs allege 12 different causes of action against various defendants, but only Count XI is alleged against the Company. In this count, plaintiff Cellura individually alleges that the Company (among other defendants) breached his employment agreement with the Company and seeks damages in excess of $5,000,000. The complaint does not give any detail of the specific breaches by any of the defendants; nor does it describe how plaintiff has been damaged for a sum in excess of $5,000,000. As set forth elsewhere in this Report the Company never entered into any employment agreement with Mr. Cellura. The Company also has various counterclaims against Mr. Cellura. The complaint also alleges certain securities law violations against all individual defendants. Lastly, the complaint alleges various causes of action against the individual defendants for intentional infliction of emotional distress, breach of fiduciary duty, defamation, and interference with various business opportunities, prospective advantage, and negligent supervision.

In October 2012 the Company and Cellura as well as certain of the individual defendants named in the Action entered into a settlement agreement pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company were resolved.

The Company is a creditor in two related bankruptcy cases in the U.S.Bankruptcy Court, Northern District of California. The Company has filed proof of claims in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin,Inc. Case No. 13-53607. The Company will also be submitting administrative expense claims.

ITEM 4.  Mine Safety Disclosures

Not applicable.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended June 30, 2013 and 2012

	HIGH	LOW

Quarter Ended September 30, 2012	$0.0070	$0.0012
Quarter Ended December 31, 2012	$0.0150	$0.0020
Quarter Ended March 31, 2013	$0.0450	$0.0093
Quarter Ended June 30, 2013	$0.0399	$0.0100

	HIGH	LOW

Quarter Ended September 30, 2011	$0.0120	$0.0020
Quarter Ended December 31, 2011	$0.0140	$0.0038
Quarter Ended March 31, 2012	$0.0104	$0.0038
Quarter Ended June 30, 2012	$0.0100	$0.0038

Holders of common equity

As of October 25, 2013, we had approximately 250 record holders of our common stock.  The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

We have not declared or paid a cash dividend to stockholders since our company was organized. Our board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

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

On June 12, 2012, the Company received $31,168 and issued a note for a promise to repay $34,000, representing interest in the amount $2,832, on July 31, 2012. In connection therewith, we committed to issue 5,000,000 shares of our common stock valued at approximately $16,000 using our closing stock price of $0.007 as additional consideration. The note has a default rate of interest of 15%, per annum. The note has not been satisfied and is currently in technical default. In August 2013 the Company issued 5,000,000 shares of its common stock relating to this note.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE LEVEL OVERVIEW

Consorteum Holdings has spent the last year recasting the direction of the Company. We intend to take advantage of the opportunities that we have identified in the digital delivery of content to mobile devices. The market opportunities that are opened to a company that can master the technology of delivering any digital content in a secure, geographically precise area, across any smartphone or mobile device are simply staggering. Our main task has been to narrow our initial focus on the market of mobile gaming. The technology necessary to successfully deliver end-to-end gaming content for our customers requires the platform to be capable of a secure financial transaction, with complicated rules of winning, regulated by a government entity that depends on location based services. If you break apart each of the technology barriers outlined, you can begin to see how powerful our advantage will become as we go to market with our customers in the gaming, medical and pharmaceutical industry, government services and financial transaction e-commerce businesses.

Our decision to enter into a licensing agreement with Tarsin Inc. to enable the use of their first generation platform for mobile content delivery has enabled the company to validate the market opportunities. In addition, the Company took action to acquire the necessary engineering resources to develop its own platform for the delivery of mobile content. It is our belief that once developed our next generation platform will lead the market in the capability to deliver unique solutions to our customers that will become the basis of our revenue moving forward.

In August 2013, the Company announced the first organizational restructuring that has been designed to expedite new market entries in technology and payment solutions. A new business entity, ThreeFiftyNine Inc. was incorporated by us in Nevada. This subsidiary will act as the lead operational business unit. It is registered at the same address as its parent.

ThreeFiftyNine Inc. sets out to be a highly differentiated business in the digital space, with brand development continuing for a launch later this year. The business is commercializing a number of new business opportunities that have been under assessment. This involves formalizing a structure to support go-to-market programs that have already been through a business review and modeling process. The proposed programs are closely tied to key vertical market segments, with lead customers and partners in both direct and indirect distribution models.

A core technology development team has been recruited and is in place, including world-class resources in the areas of cloud infrastructure design, development, and deployment, as well as in digital transaction management.

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). AIC has agreed to lend $30,000,000 to the Company in six (6) consecutive monthly installments (the “Loan”) with the first portion of the funding to begin no later than 60 days from the date of the Term Sheet. The installments will vary in size depending upon the working capital requirements of the Company at the time each installment is due. AIC may extend only the first installment one time for a period of up to 45 days. The Loan will bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears beginning one year from the funding of the first portion of the Loan. The Loan and all remaining accrued and unpaid interest is due and repayable seven (7) years after the first funding installment; provided, however, that the Company may extend the repayment date for two successive one year periods by giving 90 day prior notice to AIC and paying an extension fee of 2% of the principal amount of the Loan to be renewed. If AIC defaults in making any installment of the Loan, then the Loan shall terminate forthwith and the Company shall have no repayment obligation to AIC. The Company may prepay all or any portion of the Loan at any time without premium or penalty. The Company will grant AIC a first priority security interest in and to all of its assets including its Intellectual Property (“IP”) as collateral security for the Loan. If the Company defaults in making any repayment of interest or principal or under any other material terms and conditions of the Loan, AIC shall have the rights of a secured party under the security agreement to foreclose on the Company collateral to satisfy the Loan. The Company will pay a total of four percent (4%) of the Loan in origination fees to two consultants as each portion of the Loan is funded, and a one time administrative fee of $150,000 that will be refunded if the funding of the Loan does not occur as scheduled. The Company has elected to expense the financing fees advanced rather than to defer these items.

AIC has agreed to use its best efforts to provide directly or through an affiliate a bridge loan for $2,000,000 (amended to $4,000,000 on May 22, 2013)(the “Bridge Loan”) within sixty (60) days of the execution of the Term Sheet. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and shall be repayable from the first proceeds under the Loan. If the Loan does not proceed, then the Bridge Loan, if made, will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be repaid in one year from its date and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. The Bridge Loan did not close during either of the 60-day periods, as discussed below.

As part of the Loan, the Company agreed to issue to AIC an amount of its shares of common stock as shall equal thirty–five percent (35%) of all of the issued and outstanding shares of common stock of the Company calculated on a fully-diluted basis (the “AIC Shares”); provided, however, that the issuance of the AIC Shares shall not occur until one year from the date of the first funding of the Loan by AIC to the Company. In the event that the Loan or any portion thereof is not funded as scheduled, the Company shall issue only that portion of the AIC Shares to AIC that is calculated as the percentage of the amount of the Loan actually funded by AIC to the total Loan amount. All of the AIC Shares shall be restricted shares and AIC shall enter into a covenant neither to engage in any short selling nor to sell more than certain specified numbers of its shares during each quarterly period.

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

The AIC Funding was expected to close on or before May 31, 2013 and is now expected to close on or before October 31, 2013. The closing delay was attributable to working through a complex process on the part of several international banks, which represent this transaction and the necessity of working through the due diligence items prior to closing. As a result of the delays, the Company has negotiated an Amendment No 1 to the Term Sheet dated May 22, 2013 to increase the Bridge Loan from $2 million to $4 million with the remaining funds of $30 million to be paid out pursuant to an agreed upon installment schedule. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. Ultimately AIC was unable to close this amended round of funding and experienced delays with its original funding partner and subsequently AIC secured an alternative funding partner. AIC has represented to the Company that the funds are now under AIC’s control and AIC is working with its bridge funding partners to provide the bridge financing on or before October 31, 2013. Due to the extreme delays experienced, the Company has informed AIC that should funding not occur as committed to, the Company will pursue all legal remedies available to recover its $150,000 funding deposit as well as damages relating to breach of contract and lost business opportunities. Furthermore, the Company has elected to expense the financing fees advanced rather than to defer these items.

In January 2013, we made a partial payment of $182,000 towards acquiring a 10% common equity investment in KO Gaming, Inc. and a 5% common equity investment in KO Entertainment, Inc., for an aggregate purchase price of $3.5 million, which will be funded in its entirety when and if the funds are received from the $30 million investment discussed above and subject to further due diligence. The Company has elected to expense the funds advanced to date. Knockout Gaming, Inc., a Nevada Corporation, is dedicated to leading the online gaming industry worldwide by providing innovative i-gaming turnkey solutions in an expanding industry. Knockout Gaming’s executive management team has extensive expertise in this multi- billion-dollar industry. Knockout Gaming has aligned itself with industry leaders to provide cutting-edge online gaming solutions. Online gambling licenses are only awarded to companies that have passed a rigid vetting process. Knockout Gaming's license was issued on July 17, 2012 and is regulated by the Isle of Man Gambling Supervision Commission. The approval process has resulted in only 47 platforms to date being approved in the past eight years. In 2001, the Isle of Man Government was one of the first jurisdictions in the world to introduce legislation specifically designed to benefit gambling and e-gaming companies and fully protect customers. KO Entertainment, Inc. distributes quality entertainment and media products in online, digital, and print media. Its latest offering is the debut of Knockout LIVE on Roku IPTV Systems. Knockout LIVE will represent the launch of the first network to stream in Blu-Ray quality on IPTV. While intended primarily as a music network, Knockout LIVE will also be hosting exclusive pay-per-view interactive concerts and other events. We impaired this investment since we are not in a position to make any additional investment due to our illiquidity at the current time.

On October 10, 2012, we entered into a licensing agreement with Tarsin Inc. for rights to the CAPSA technology. The agreement is for a term of three (3) years, and is subject to a royalty of 12.5% of revenues derived from the CAPSA technology. The agreement specifies an annual license fee of $100,000 and a support fee based on annual revenue generated from licensing the platform.

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

Tarsin provides us with proven capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the license agreement with Tarsin in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships.

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

Tarsin Inc. filed for Chapter 11 bankruptcy in June 2013 and is in the process of reorganizing its business affairs. Should the license arrangement become impaired in the Tarsin bankruptcy, the Company will continue with its own technology development using its own team.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives described in this Annual Report on Form 10-K require capital expenditures by Consorteum to move forward and management anticipates that delays in project implementation will continue if funds are not available.

CAPSA - the Solution for Going Mobile

Tarsin’s mobile platform, CAPSA, eases the challenges brands face in mobile. There is urgency for brands to connect with consumers via mobile - regardless of tighter budgets and higher expectations in the mobile experience. Unfortunately, today’s current mobile application and content solutions are limited - whether it be in how users can interact, or the number of devices it can actually support.  As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market. CAPSA is able to take the “how” out of mobile planning, encompassing all the components that allow for a rich mobile experience to be delivered to a handset. In order to initiate and maintain connections with mobile consumers, it is absolutely critical for its platform to be interoperable between any mobile network and device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers. Tarsin works with operators and multi-tier networks to successfully execute programs on behalf of brands. Tarsin’s proven CAPSA platform provides an end-to-end, versatile framework for brands to design once and deliver unparalleled mobile experiences.  CAPSA is the first universal mobile content delivery solution available that is based on web-standards and is carrier, operating systems and device agnostic.  This allows companies to reach the broadest consumer base: 5200+ devices; 27+ languages; 180+ countries; non-native font support. Today, CAPSA supports millions of mobile consumers, with thousands added daily.

The licensing agreement with Tarsin will become the keystone in our plans to rebrand ourselves as a leader in the mobile publishing and mobile gaming industry. All of our previous initiatives will be redesigned with the core focus of establishing our reputation for creative solutions in a mobile world. Tarsin is positioned to become a leading developer of mobile gaming on cross platform applications. The CAPSA platform facilitates our ability to develop mobile applications and can be leveraged into many different market verticals (including but not limited to):

•	e-health
•	Government
•	Finance and m-commerce

We anticipate that in 2014 we will deliver to market a series of mobile applications in the gaming, entertainment, sports and mobile financial solutions industries.

In monetizing the platform itself, our B2B sales effort is focused on sports books and lotteries (who are already well aware of the compelling returns on mobile). We will leverage our compliance and audit proof points, and in addition to mobilizing their content we offer additional games from our content portfolio to generate cross-sell and higher revenues, maximizing ROI for the client on their customer base.

We have been focused on initiating new agreements and commencing pilot projects intended to demonstrate the efficacy of the business model.  The lack of working capital has challenged this process and at the end of the last fiscal year, we were forced to restructure our affairs.  The outcome of that process included the decision to reduce the number of business opportunities, the termination of all management contracts, and the arrangement with officers, employees, and suppliers to forgive certain indebtedness in September 2012.

We have incurred losses since commencing the above initiatives in June 2011 and will likely continue in 2013 and 2014 until such time that we can generate revenues sufficient to meet our operating needs. We have significant liabilities, some of which we acquired through the acquisition of MEXI, which we are currently converting into common stock, which should be completed by December 31, 2013. We will need to increase our authorized shares prior to converting all notes, which is in control of our two officers. We intend to work through reducing or eliminating the remaining liabilities, and to continue to raise additional working capital to meet the demands of the Company’s initiatives.

Our funding commitments have not yet materialized and there can be no assurance that we will raise any of the financing we need. The financial results of 2012 and 2013 are reflective of an early stage company.  The limited financial resources available have impacted results for the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Fiscal 2013

We had no cash balance at June 30, 2013.

During fiscal 2013, we used cash in our operating activities amounting to approximately $1,180,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $4,809,000 primarily due to stock based compensation expense and impairment.

During fiscal 2013, we used cash in our investing activities of approximately $700,000 for the proposed acquisition of Tarsin, which ultimately became a license agreement with Tarsin for certain territorial rights to their technology. We invested approximately $180,000 in minority ownership positions in both KO Gaming, Inc. and KO Entertainment, Inc. Both of these items have been expensed in the financial statements.

During fiscal 2013, we generated cash from financing activities of approximately $1,925,000, which consisted of proceeds from loans and the issuance of convertible promissory notes.

Cash Flows – Fiscal 2012

During fiscal 2012, we used cash in our operating activities amounting to approximately $603,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1,621,000 primarily due to an increase in payables and accrued liabilities.

During fiscal 2012, we used cash in our investing activities of approximately $145,000 for the proposed acquisition of Tarsin, which ultimately became a license agreement with Tarsin for certain territorial rights to their technology. During fiscal 2012, we generated cash from financing activities of approximately $753,000, which consisted of  proceeds from loans and the issuance of convertible promissory notes.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditures by Consorteum to move forward and management anticipates that delays will continue if funds are not available.

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern. We have incurred losses since inception and our ability to continue as a going-concern depends upon its ability to continue to raise adequate financing and develop profitable operations. We have a working capital deficit of approximately $8,066,000 at June 30, 2013. Subsequent to such date, we have raised working capital of $845,000 through the issuance of notes to fund our working capital requirements. We are actively targeting sources of additional financing, which would assure continuation of the Company’s operations. The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is and has experienced negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for its projects but anticipates that  current market conditions may impact its ability to source such funds.

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

RESULTS OF OPERATIONS

Consorteum Holdings, Inc.

RESULTS OF OPERATIONS

			Increase/	Increase/
	Year ended		(Decrease)	(Decrease)
	June 30,		in $ 2013	in % 2013
	2013	2012	vs. 2012	vs. 2012

Revenues:	$–	$–	$–	–%

Operating expenses:
Selling, general and administrative	3,561,198	1,239,808	2,321,390	187
Impairment of investment	180,432	–	180,432	–
Impairment of intangible assets	182,941	–	182,941	–
Total operating expenses	3,924,571	1,239,808	2,684,763	217

Operating loss	(3,924,571)	(1,239,808)	2,684,763	217

Gain on debt restructuring	–	68,813	68,813	-100
Interest expense	(883,997)	(450,064)	433,933	96
Total other income (expense)	(883,997)	(381,251)	502,746	132

Net loss	$(4,808,568)	$(1,621,059)	$3,187,509	197%

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to software development, marketing programs, which consists mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our marketing plans and our operations, legal expenses and professional fees.

The increase in our selling, general, and administrative expenses in fiscal 2013 when compared to fiscal 2012 is primarily attributable to expanding our development efforts.

Interest Expense

Interest consists of interest payable pursuant to stated rates on interest bearing indebtedness, as well as amortization of debt discount and deferred financing costs.

The increase in interest expense in fiscal 2013 when compared to fiscal 2012 is primarily due to the issuance of additional loans payable during the fiscal year.

Net Losses

We have continued to incur losses for the periods presented. Because we are a development-stage company, we expect to incur losses until the Company can generate revenues sufficient to cover its operating costs. The Company will need to continue to raise additional working capital to develop its business initiatives until they turn profitable.

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

The Company leases office space in Incline Village, Nevada pursuant to a lease executed in July 2013. The monthly rent is approximately $4,500. The initial lease is for three months with various options to extend through July 2015 if desired.

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

Risks and Uncertainties

Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated retail transactions, and inability to control expenses, the inability to raise funds for working capital, technology changes in the industry, relationships with processing agencies and networks, changes in its relationship with related parties providing operating services to the Company, the Tarsin bankruptcy, the activities of competitors and general uncertain economic conditions. Negative developments in these or other risk factors including the potential loss of the CAPSA platform could have a material adverse effect on the Company's future financial position, results of operations and cash flow. See also the Forward Looking Statements section of this report.

Impairment of Long Lived Assets

In accordance with Accounting Standards Codification (ASC) 360, “Property plant and equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 1 to the Consolidated Financial Statements, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. The asset values were materially impaired during the fourth quarter of 2013, largely due to our severe financial condition.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. A valuation allowance is provided for net deferred tax assets since we have no history of earnings. In addition, we have deferred tax assets related to our net operating losses; however, due to our issuances of common and preferred stock, we will not be able to recover such losses carry forward to offset future taxable income.

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

ITEM 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements appear on page F-1 after the signature pages to this Annual Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Data

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2013, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2013. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2013:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required.

ITEM 9B.  Other Information.

None.

ITEM 10.  Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name	Age	Position

Craig Fielding	50	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer
Patrick Shuster	61	Chief Operating Officer, Secretary, Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

CRAIG R. FIELDING, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, AND DIRECTOR, AGE 50

From April 2006 through December 2011 and May 2012 to the present, Mr. Fielding has served as our CEO and one of our directors.  Mr. Fielding assumed the role of President and CEO in August 2010, and was part of the team that took Consorteum Holdings Inc., into the public market, and one of the founders of the company.  From 1999 to February 2006 Mr. Fielding was part of the management teams at two startup technology companies in the financial transaction processing market place.  From August 1989 to August 1999, Mr. Fielding worked in a number of Sales Management and Senior Management roles in North America with Xerox Canada Ltd. Mr. Fielding attended Manchester Polytechnic in England where he studied business.  Mr. Fielding’s experience in technology, solution selling and large system building in his prior positions enables him to bring this valuable experience to the Board and as CEO of the Company effective September 21, 2012.

MR. PATRICK SHUSTER, CHIEF OPERATING OFFICER, SECRETARY, AND DIRECTOR, AGE 61

Mr. Shuster has over 22 years business experience, including over 15 years in executive management, engineering, operations and marketing in the telecommunications industry. He has spent five years as an officer and director of a publicly traded company. He has assisted numerous public and private companies in business development and private investment in public equity. Mr. Shuster retired as a decorated officer in the United States Navy serving in the submarine service. His last active duty assignment was as Chief Engineer of a nuclear submarine, one of the Navy’s most demanding jobs.

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

MEETING AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended June 30, 2013, our Board of Directors held 18 meetings and took 18 actions by written consent.

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

To the best of our knowledge, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Craig Fielding, Chairman, Chief Executive Officer, Chief Financial Officer and Director	0	2	Form 4, Form 5

Patrick Shuster, Chief Operations Officer	1	1	Form 3

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officers, principal financial officer, and principal accounting officer, controller, and all others performing similar functions.  The Code of Ethics is not yet posted on our web site.  We will furnish, without charge, a copy of our Code of Ethics to any person requesting a copy.  Any request for a copy should be directed via e-mail to patrick@consorteum.com ..

ITEM 11.  Executive Compensation

COMPENSATION OF DIRECTORS

For the fiscal year ended June 30, 2013, none of the current or former directors were compensated for their services as directors.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us for services rendered for the fiscal year ended June 30, 2013 to each of the individuals who served as Executive Chairman, Chief Executive Officer, and Chief Operating Officer (executives collectively referred to as the “Named Executives”).

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary		Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	All other Compensation ($)(5)		Total ($)

Craig A. Fielding,	2013	$231,000	(1)	$810,000	$8,750		$0	$1,049,750
Chief Executive Officer	2012	$212,500	(3)		$13,854		$0	$226,354
	2011	$47,000			$0	$		$47,000

Patrick Shuster,	2013	$227,000	(2)	$808,000	$8,750		$0	$1,043,750
Chief Operating Officer	2012	$202,500		0	$13,854		$0	$216,354
	2011

Joseph Cellura, former	2012	$97,500	(4)	0	$11,667		$75,000	$109,167
Chief Executive Officer

____________________

(1)	On September 21, 2012, the Company entered into a new 51-month employment agreement with Mr. Craig Fielding to serve as Chief Executive Officer, retroactive to September 1, 2012. Under the employment agreement, Mr. Fielding is to be paid a base salary of $240,000 and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Fielding was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016. As a signing bonus, Mr. Fielding received 3,000,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

(2)	On September 21, 2012, the Company entered into a new 51-month employment agreement with Mr. Patrick Shuster to serve as Chief Operating Officer, retroactive to September 1, 2012. Under the employment agreement, Mr. Shuster is to be paid a base salary of $240,000 and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Shuster was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016. As a signing bonus, Mr. Shuster was issued 2,000,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

Name of Executive Officer	Number of Options	Exercise Price

Craig A. Fielding	5,000,000	$0.002

Patrick Shuster	5,000,000	$0.002

_________________

(3)	Mr. Fielding waived $109,000 of previously accrued and unpaid salaries.
(4)

Starting in December 1, 2011 the Company began accruing salary for Mr. Cellura as CEO. Mr. Cellura was to be paid a base salary of $195,000 per year. For the period from December 1, 2011 until his termination for cause on May 18, 2012 the Company recorded accrued salary of $97,500. In addition, Mr. Cellura received advances of $75,000 towards compensation and expenses.

(5)	Mr. Shuster and Mr. Fielding are entitled to 3% of monies raised totaling approximately $180,000.

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

STOCK OPTION PLANS AND STOCK COMPENSATION PLANS

On September 21, 2012, we issued 5,000,000 options, each, to purchase shares of our common stock to the following named directors and officers and 10,000,000 options to a consultant in connection with the Company’s 2012 Stock Option Plan.

Name Of Executive Officer	Number Of Options	Exercise Price

Patrick Shuster	5,000,000	$0.002
Craig A. Fielding	5,000,000	$0.002
William Mathews	10,000,000	$0.04

All of the options above were cancelled on September 21, 2012.

On September 21, 2012, we granted ten-year options to purchase 5,000,000 shares, each, of our common stock to Mr. Fielding and Mr. Shuster in accordance with the Company’s 2012 Stock Option Plan, exercisable at the estimated fair market price based on our closing stock price on the grant date of $0.002 per share. Such shares began vesting on September 1, 2012 and will be fully vested on December 31, 2016.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 25, 2013 by: (i) all stockholders known to us to be owners of more than 5% of our outstanding common stock; and (ii) all of our officers and directors, individually and as a group:

Name and Address of Beneficial Owner	Amount (1)	Percentage of Class Ownership (2)

Craig A. Fielding	108,759,999 common shares (4)	24.00	%(2)
464 Worthington Avenue,
Richmond Hill, Ontario,
Canada, L4E 4R6

Tim Brown	42,826,150 common shares (5)	9.5	%(5)
Gippsland Mail Center
Victoria Australia

T. Brown Family Investment Trust	34,426,150 common shares (6)	7.6	%(7)
Gippland Mail Center
Victoria Australia

Patrick Shuster	20,000,000 common shares	4.4	%(2)
6424 Big A Road
Douglasville, Georgia
30135

OFFICERS AND DIRECTORS (2 persons)	128,759,999 common shares (1)	28.40	%(2)

___________________

(1)	The amount includes shares owned of record and beneficially by each of the directors and officers as at October 25, 2013.; thus it includes shares issued and to be issued for accrued compensation, return of previously surrendered shares to our treasury for other use, the reissuance of shares for an equivalent number of shares foreclosed upon in satisfaction of an obligation of us and the forgiveness of our indebtedness owed to directors or officers.
(2)	For purposes of this calculation all beneficial ownership issuances have been included as issued and outstanding.
(3)	Represents beneficial ownership and not ownership of record.
(4)	Mr. Fielding owns of record 10,000 shares of our common stock and is the beneficial owner of 108,749,999 shares of our common stock.
(5)	Mr. Brown owns directly 8,400,000 shares of our common stock and may be deemed to be the beneficial owner of 34,426,150 shares of our common stock that would be owned by the T. Brown Family Investment Trust (the "Trust") upon its conversion of $688,523.44 of our convertible promissory notes at a conversion of $0.02 for each share of common stock, by virtue of his position as trustee of the Trust. The Trust does not own any shares of our common stock at this time. See note 6 below.
(6)	The T. Brown Family Trust (the "Trust") does not own any shares of our common stock. The calculations in the table assume that the T. Brown Family Trust has converted a total of $688,523.44 of convertible promissory notes from the Company to the Trust into shares of our common stock at a conversion price of $0.02 per share. Under the promissory notes the conversion for all or any portion of the outstanding promissory notes can be made by the Trust at any time; therefore they are included in the table on as converted basis. These calculations are based upon the face amount of the Company promissory notes and do not include accrued and unpaid interest.

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

Share Issuances:

On September 21, 2012, we approved the issuance of 5,000,000 shares of Series A Preferred stock, 3,000,000 shares to Mr. Fielding and 2,000,000 shares to Mr. Shuster in connection with their employment contracts approved on September 21, 2012. In addition, we approved the issuance of 2,000,000 shares, each, of fully vested Series B Preferred stock to such officers.

ITEM 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by RBSM LLP and Sherb & Co., LLP, (“Accountant”) for the audit of our annual financial statements, and review of financial statements included in our Form 10-Q’s:

2013	$59,500
2012	$59,500

(2)  Audit Related Fees

None.

(3)  Tax Fees

There were no fees billed in either of the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning.

(4)  All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services other than the services reported above.

ITEM 15.  Exhibits, Financial Statement Schedules

Index to Exhibits

(3)(i)	Articles of Incorporation of Consorteum, Inc., (11-07-2005); Amended and Restated Articles of Incorporation (09-29-2008); Articles of Merger (04-09-2009); Certificate of Designation (06/03/2010); Certificate of Amendment (09-13-2010); Certificate of Withdrawal of Certificate of Designation (12-05-2011); Certificate of Designation (12-08-2011).

(3)(ii)	By-laws of Consorteum, Inc.

10.4	Shareholder Agreement dated January 5, 2009 among Consorteum, Inc., Innovative Solutions, Inc., William Bateman, and Michael Frasse (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.5	Management Services Agreement dated April 5, 2006 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.6	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Craig Fielding (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.7	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Quentin Rickerby (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.8	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and James D. Beatty and Associates, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.9	Joint Venture Agreement dated December 13, 2006 between Consorteum, Inc. and 1510848 Ontario, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.10	Amended and Restated Management Services Agreement dated January 16, 2007 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.11	Consorteum Purchase Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.12	Assignment and Assumption Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.13	Amendment Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.14

Tarsin Acquisition Agreement dated as of Oct 4, 2011 between Consorteum Holdings, Inc. and Tarsin LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011).

10.15	Tarsin Licensing Agreement dated as of October 10, 2012 between Consorteum Holdings, Inc. and Tarsin Inc.

10.16	Amendment 1 to Tarsin Licensing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011).

10.17	Tarsin Termination Agreement dated October 10, 2012 between Consorteum Holdings Inc., Tarsin Ltd. and Tarsin Inc. (incorporated by reference on Form 10-K filed for June 30, 2012).

10.18	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed May 21, 2012).

10.19	Settlement and Release Agreement dated October 26, 2012 between Consorteum, Inc., Consorteum Holdings, Inc., Game2Mobile Inc., Craig Fielding, Patrick Shuster, and Joseph Cellura.(incorporated by reference on Form 10-K filed for June 30, 2012).

10.20	AIC Term Sheet (incorporated by reference on Form 10-Q filed for December 31, 2012).

10.21	Amendment 1 to AIC Term Sheet (filed herein).

10.22	Executive Employment Agreement for Craig Fielding (filed herein).

10.23	Executive Employment Agreement for Patrick Shuster (filed herein).

10.24	Certificate of Designations for Series A and B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011).

10.25	Certificate of Withdrawal for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011).

23.0	Consent of Audit Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herein).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herein).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: October 30, 2013

	By:	/s/ Craig A. Fielding
Craig A. Fielding Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: October 30, 2013

Name	Position	Date

/s/ Craig A. Fielding	Chief Executive Officer, Chief	October 30, 2013
Craig A. Fielding	Financial Officer, Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer)

/s/ Patrick Shuster	Director	October 30, 2013
Patrick Shuster

CONSORTEUM HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013, and 2012

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Stockholders’ Deficit	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Consorteum Holdings, Inc

We have audited the accompanying consolidated balance sheet of Consorteum Holdings, Inc. and subsidiaries (the “Company”), a development stage company as of June 30, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company for the period from July 1, 2011 (re-entering of development stage) through June 30, 2012 were not audited by us. Those statements were audited by other auditors whose report, dated November 2, 2012 expresses an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from July 1, 2011 (re-entering of development stage) through June 30, 2012, reflect a net loss of $ 1,621,051. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from July 1, 2011 (re-entering of development stage) through June 30, 2012 is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consorteum Holdings, Inc. and subsidiaries as of June 30, 2013 and the results of its operations and its cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Consorteum Holdings, Inc. and subsidiaries will continue as agoing concern. As more fully described in Note 1, the Company is in the development stage, has a working capital deficit, and has incurred net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

October 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Consorteum Holdings, Inc

We have audited the accompanying balance sheet of Consorteum Holdings, Inc. and subsidiaries (the “Company”), a development stage company as of June 30, 2012 and the related statement of operations , stockholders’ deficit and cash flows for the year ended June 30, 2012, and the period from July 1, 2011 (re-entering of development stage) through June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consorteum Holdings, Inc. and subsidiaries as of June 30, 2012, and the results of its operations and its cash flows for the year then ended, and the period from July 1, 2011 (re-entering of development stage) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that Consorteum Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company is in the development stage, has a working capital deficit, and has incurred net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ SHERB & CO., LLP

New York, New York

November 2, 2012

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(A DEVELOPMENT STAGE COMPANY)

	June 30, 2013	June 30, 2012

ASSETS

Current Assets:
Cash	$489	$9,371
Current assets	489	9,371

Property and equipment, net	6,537	2,734
Intangible assets, net	–	145,000
Total assets	$7,026	$157,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities and Shareholders' Deficit:
Bank overdraft	$1,042	$–
Accounts payable	687,337	490,256
Accrued expenses	495,366	391,909
Accrued expenses - officers	69,687	244,895
Accrued expenses - payroll taxes and related penalties and interest	99,921	16,291
Loan payable, including accrued interest	3,109,931	1,235,085
Convertible promissory notes	3,500,346	3,288,463
Due to stockholders	102,886	196,085
Total current liabilities	8,066,516	5,862,984

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock A, $0.001 par value, 5,000,000 shares designated: 5,000,000 and zero shares issued and outstanding as of June 30, 2013 and 2012, respectively	5,000	–
Preferred stock B, $0.001 par value, 15,000,000 shares designated: 4,000,000 and zero shares issued and outstanding as of June 30, 2013 and 2012, respectively	4,000	–
Preferred stock C, $0.001 par value, 40,000,000 shares designated: zero shares issued and outstanding as of June 30, 2013 and 2012, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized: 412,400,864 and 309,216,464 shares issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	412,401	309,217
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	5,781,221	3,428,065
Accumulated other comprehensive loss	(112,954)	(102,571)
Deficit accumulated during prior development activities	(7,617,031)	(7,617,031)
Deficit accumulated during the development stage	(6,429,627)	(1,621,059)
Total stockholders' deficit	(8,059,490)	(5,705,879)
Total liabilities and stockholders' deficit	$7,026	$157,105

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(A DEVELOPMENT STAGE COMPANY)

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	For the period from entering into development stage (July 1, 2011) through June 30, 2013

Revenues	$–	$–	$–

Operating expenses:
Selling, general and administrative	3,561,198	1,239,808	4,801,006
Impairment of investment	180,432	–	180,432
Impairment of intangible assets	182,941	–	182,941
Total operating expenses	3,924,571	1,239,808	5,164,379

Operating loss	(3,924,571)	(1,239,808)	(5,164,379)

Other income and (expense)
Interest expense	(883,997)	(450,064)	(1,334,061)
Gain on settlement of debt	–	68,813	68,813
Total other expenses	(883,997)	(381,251)	(1,265,248)

Net loss	(4,808,568)	(1,621,059)	(6,429,627)

Foreign currency translation adjustment	(10,383)	68,938	58,555

Comprehensive loss	$(4,818,951)	$(1,552,121)	$(6,371,072)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	336,072,678	305,407,977

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM ENTERING INTO DEVELOPMENT STAGE (July 1, 2011 TO JUNE 30, 2013

(A DEVELOPMENT STAGE COMPANY)

	Preferred Stock		Common Stock		Collateralized Shares	Shares Committed to be	Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders
	Shares	$	Shares	$	Issued	Issued	Capital	(loss)	Deficit	Deficit

Ending balance, June 30, 2011	–	$–	304,147,714	$304,148	$(137,500)	$–	$3,135,529	$(171,509)	$(5,538,385)	$(2,407,717)

Fair Value of preferred stock issued for services (Series B)	14,000,000	14,000	–	–	–	–	124,000	–	–	138,000
Distributions (Series A)	5,000,000	5,000	–	–	–	–	–	–	(2,078,646)	(2,073,646)
Return of preferred shares	(19,000,000)	(19,000)	–	–	–	–	19,000	–	–	–
Conversion of note	–	–	5,068,750	5,069		–	96,306	–	–	101,375
Stock option exercise	–	–	–	–	–	–	53,230	–	–	53,230
Shares committed to be issued	–	–	–	–	–	35,000	–	–	–	35,000
Foreign currency translation	–	–	–	–	–	–	–	68,938	–	68,938
Net loss	–	–	–	–	–	–	–	–	(1,621,059)	(1,621,059)
Ending balance, June 30, 2012	–	–	309,216,464	309,217	(137,500)	35,000	3,428,065	(102,571)	(9,238,090)	(5,705,879)

Preferred A shares issued for services at $0.001 per share in September 2012	5,000,000	5,000	–	–	–	–	5,000	–	–	10,000
Preferred B shares issued for services at $0.001 per share in September 2012	4,000,000	4,000	–	–	–	–	4,000	–	–	8,000
Share-based compensation – stock options	–	–	–	–	–	–	208,493	–	–	208,493
Discount on convertible promissory notes	–	–	–	–	–	–	2,787	–	–	2,787
Shares issued for officer compensation (See note 12)	–	–	40,000,000	40,000	–	–	1,560,000	–	–	1,600,000
Shares issued for conversion of convertible promissory notes (See note 12)	–	–	63,184,400	63,184	–	–	572,876	–	–	636,060
Foreign currency translation	–	–	–	–	–	–	–	(10,383)	–	(10,383)
Net loss	–	–	–	–	–	–	–	–	(4,808,568)	(4,808,568)

Ending balance June 30, 2013	9,000,000	$9,000	412,400,864	$412,401	$(137,500)	$35,000	$5,781,221	$(112,954)	$(14,046,658)	$(8,059,490)

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

	Year Ended June 30, 2013	Year Ended June 30, 2012	For the period from entering into development stage (July 1, 2011) through June 30, 2013
Cash flows from operating activities:
Net loss	$(4,808,568)	$(1,621,059)	$(6,429,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of investment	180,432	–	180,432
Impairment of intangible assets	182,941	–	182,941
Write-off of note receivable	423,100	–	423,100
Depreciation	1,173	1,176	2,349
Gain on forgiveness or restructuring of debt	–	(68,813)	(68,813)
Amortization of debt discount	2,787	–	3,192
Amortization of deferred finance charges	14,657	59,141	73,798
Amortization of intangible asset	51,000	–	51,000
Stock-based compensation	1,607,838	191,230	1,783,782
Changes in operating assets and liabilities:
Accounts payable	206,617	141,445	348,062
Accrued expenses	237,007	282,161	534,455
Accrued interest	721,851	411,269	1,132,715
Net cash used in operating activities	(1,179,165)	(603,450)	(1,782,615)

Cash flows used in investing activities:
Purchase of license agreement	(88,941)	(145,000)	(233,941)
Capital expenditures	(4,660)	–	(4,660)
Note receivable	(423,100)	–	(423,100)
Purchase of investment	(180,432)	–	(180,432)
Net cash used in investing activities	(697,133)	(145,000)	(842,133)

Cash flows from financing activities:
Proceeds from loans	1,490,000	141,482	1,631,482
Repayment of bank indebtedness	–	(121,938)	(121,938)
Financing costs	(14,250)	–	(14,250)
Proceeds from stockholders' advances	–	195,585	195,585
Repayment of stockholders' advances	(87,436)	–	(87,436)
Proceeds from the issuance of convertible promissory notes	536,507	541,757	1,078,264
Repayment of convertible promissory notes	–	(4,020)	(4,020)
Net cash provided by financing activities	1,924,821	752,866	2,677,687

Effect of exchange rate on cash	(57,405)	1,314	(56,091)
Net (decrease) increase in cash	(8,882)	5,730	(3,152)
Cash, beginning of period	9,371	3,641	3,641
Cash, end of period	$489	$9,371	$489

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,212	$–	$9,212
Cash paid for income taxes	$–	$–	$–

Non-cash investing and financing activities:
Fair value of beneficial conversion feature on convertible promissory notes	$2,787	$–	$2,787
Fair value of convertible notes issued related to acquisition	$–	$2,078,646	$2,078,646
Fair value of shares issued for convertible debt and accrued interest	$636,060	$101,375	$737,435
Fair value of shares issued for accrued salaries	$218,655	$–	$218,655

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization, Development Stage Activities, and Going Concern

Consorteum Holdings, Inc. ("Holdings" or the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement, as amended, with Media Exchange Group, Inc. (“MEXI”) pursuant to which the Company agreed to buy, transfer and assign to the Company, and MEXI has agreed to sell all of the rights, title and interests to, and agreements relating to, its digital trading card business and platform, as well as all other intangible assets of the business in exchange for the Company assuming an aggregate principal and accrued interest amount of approximately $2.1 million of indebtedness of MEXI in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.  On July 14, 2011, the Company completed the transaction. A majority shareholder of MEXI and the former Chief Executive Officer, Director and Chairman of the Board of MEXI (who resigned on June 3, 2011) organized the asset purchase agreement with MEXI.  In addition, the control persons of MEXI were effectively issued 5,000,000 shares of Series A preferred stock (see Note 11, which have super voting rights, causing such persons to have voting control of the Company. Accordingly, the transaction was deemed consummated between two entities under common control and the transfer of assets was recorded at historical cost.  MEXI’s rights, title and interests to, and agreements relating to, its digital trading card business and platform were valued at the historical cost basis of zero since MEXI’s activities were related to research and development. However, in connection with the acquisition, the Company assumed convertible notes amounting to $2,073,646 of MEXI (principal and accrued interest as of July 2011), and accordingly, recorded a corresponding charge in the deficit accumulated during the development stage in the accompanying consolidated balance sheet at June 30, 2012, and the statement of Stockholders’ Deficit for the fiscal year ended June 30, 2012 (see Note 12).

On July 8, 2011, the former Chief Executive Officer of MEXI assumed the position of the Chairman and Chief Executive Officer of Consorteum Holdings, Inc. and, in accordance with the Board of Director’s authorization, was directed to submit an executory employment contract which promised 4,000,000 shares of Consorteum’s Series B preferred stock as part of his compensation in accordance with the terms of his executory contract. However, the board of directors never approved the executory contract. (see Note 12).

On October 4, 2011, the Company entered into an Acquisition Agreement (the “Agreement”) with Tarsin (Europe) LTD, a company organized under the laws of the United Kingdom (“Seller”), whereby the Company agreed to purchase 100% of the issued and outstanding shares of Tarsin, Inc., a Nevada corporation (“Tarsin Subsidiary”) from Seller. On November 4, 2011, the Company entered into Amendment No. 1 (the “Amendment”) to the Agreement. Pursuant to the Agreement and the Amendment, the Company was to purchase 100% of the issued and outstanding shares of Tarsin Subsidiary from Seller for: (1) a total of 24,500,000 shares of the Company’s common stock to be issued at a deemed issuance price of $0.10 per share; and(2) a cash payment of $3,000,000 to Seller. Pursuant to the Amendment No. 1 , Seller further agreed to grant to the Company an exclusive, worldwide perpetual license to use, distribute, and sell its CAPSA Mobile Platform technology in consideration for a 12.5% royalty fee calculated on future net revenues from the use of the CAPSA Mobile Platform technology. The Company was further obligated to provide or procure working capital to Tarsin. The Company has been unable to meet these obligations because the Company was unable to provide the necessary financing. The acquisition was not completed because the Company was unable to provide the necessary financing. In July 2012, the Company entered into new negotiations with Tarsin Inc. in order to reach an agreement that would preserve the value of our investment and the CAPSA platform as developed by Tarsin, and allow the Company to leverage its relationships with existing Canadian based casinos and resorts as customers that could utilize the CAPSA platform to provide mobile wagering and gaming to their customers. The Company reached a new exclusive licensing agreement with Tarsin that allows the Company to license the CAPSA platform to sell mobile gaming and wagering programs throughout Canada, Mexico and select customers within the United States, as well as other countries. The Company agreed to unwind its acquisition agreement previously entered into. Tarsin is operating as a privately held Nevada corporation. In connection therewith, the Company advanced monies for the license totaling approximately $234,000, loans totaling $423,100 and consulting fees to Tarsin’s president totaling approximately $73,000 through June 30, 2013. Tarsin, Inc. recently entered into bankruptcy because of its inability to continue as a going concern. There are no assurances that the Company will be able to retain and commercialize its license rights to the CAPSA technology, nor whether the Company will be able to recover its notes receivable and costs incurred with the license. As a result, as of June 30, 2013, the license was deemed impaired and the note receivable reserved. See Note 4.

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). Other than the Term Sheet, there is no other relationship between the registrant and its affiliates and AIC.

The Term Sheet provided that AIC agreed to lend $30,000,000 to the Company in six (6) consecutive monthly installments (the “Loan”) with the first portion of the funding which was to begin no later than 60 days from the date of the Term Sheet. The installments, if the note is closed, will vary in size depending upon the working capital requirements of the Company at the time each installment is due. The Loan will bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears beginning one year from the funding of the first portion of the Loan. The Loan and all remaining accrued and unpaid interest is due and repayable seven (7) years after the first funding installment; provided, however, that the Company may extend the repayment date for two successive one year periods by giving 90 day prior notice to AIC and paying an extension fee of 2% of the principal amount of the Loan to be renewed. If AIC defaults in making any installment of the Loan, then the Loan shall terminate forthwith and the Company shall have no repayment obligation to AIC. The Company may prepay all or any portion of the Loan at any time without premium or penalty. The Company will grant AIC a first priority security interest in and to all of its assets including its Intellectual Property (“IP”) as collateral security for the Loan. If the Company defaults in making any repayment of interest or principal or under any other material terms and conditions of the Loan, AIC shall have the rights of a secured party under the security agreement to foreclose on the Company collateral to satisfy the Loan. The Company will pay a total of four percent (4%) of the Loan in origination fees to two consultants as each portion of the Loan is funded;the Company paid a one-time, refundable administrative fee of $150,000 (see below for impairment).

AIC had also agreed to use its best efforts to provide directly or through an affiliate a bridge loan for $2,000,000 (the “Bridge Loan”) within sixty (60) days of the execution of the Term Sheet. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and shall be repayable from the first proceeds under the Loan. If the Loan does not proceed, then the Bridge Loan(amended to $4,000,000 on May 22, 2013), if made, will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be repaid in one year from its date and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. The Bridge Loan did not close during the 60-day period, as discussed below.

As part of the Loan, the Company agreed to issue to AIC an amount of its shares of common stock as shall equal thirty–five percent (35%) of all of the issued and outstanding shares of common stock of the Company calculated on a fully-diluted basis (the “AIC Shares”); provided, however, that the issuance of the AIC Shares shall not occur until one year from the date of the first funding of the Loan by AIC to the Company. In the event that the Loan or any portion thereof is not funded as scheduled, the Company shall issue only that portion of the AIC Shares to AIC that is calculated as the percentage of the amount of the Loan actually funded by AIC to the total Loan amount. All of the AIC Shares shall be restricted shares and AIC shall enter into a covenant neither to engage in any short selling nor to sell more than certain specified numbers of its shares during each quarterly period.

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

The AIC Funding was expected to close on or before May 31, 2013. The closing delay was attributable to working through a complex process on the part of several international banks which represent this transaction and the necessity of working through the due diligence items prior to closing. As a result of the delays, the Company has negotiated an Amendment No. 1 to the Term Sheet dated May 22, 2013 to increase the Bridge Loan from $2 million to $4 million with the remaining funds of $30 million to be paid out over the next six months. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. Ultimately AIC was unable to close this amended round of funding and experienced delays with its original funding partner and subsequently AIC secured an alternative funding partner. AIC has represented to the Company that the funds are now under AIC’s control and AIC is working with its bridge funding partners to provide the bridge financing on or before October 31, 2013. Due to the extreme delays experienced, the Company has informed AIC that should funding not occur as committed to, the Company will pursue all legal remedies available to recover its $150,000 funding deposit, as well as damages relating to breach of contract and lost business opportunities. Furthermore, the Company has charged to expense the financing fees advanced rather than to defer these items because of the uncertainties regarding completing the funding.

Development Stage Activities

The Company previously operated as a technology and services aggregator to meet the diverse needs of its client base by leveraging its wide-ranging partner technologies to develop end-to-end, turnkey card and payment transaction processing solutions. On or about July 14, 2011, the Company changed its date of inception as a result of the change in business for accounting of development-stage activities under Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Activities prior to such date are included in development activities and the historical accumulated losses are segregating in the accompanying consolidated balance sheet in stockholders’ deficit.  In June 2011, the Company began to focus its efforts to acquire Tarsin, Inc.; however, the Company was unsuccessful in completing the acquisition because the Company could not secure the financing necessary to close. In October 2012, the Company secured a license to market and license the CAPSA technology from Tarsin. The Company expects to generate revenues from licensing the CAPSA technology in fiscal 2014 subject to the outcome of the Tarsin bankruptcy (see Note 4). The Company has established an inception date effective July 1, 2011 (“Inception”).

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in the development stage and has suffered losses from operations. As of June 30, 2013, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $8.1 million. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

The Company has secured working capital of approximately $2,000,000 during the year ended June 30, 2013. Subsequent to such date, the Company has raised additional capital totaling approximately $845,000; such proceeds were used for working capital of the business, to secure a funding agreement with AIC and other Tarsin related activities. The Company require additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Furthermore, certain debt is overdue and is secured by all assets of the Company. The Company is attempting to restructure some of the debt and secure cash from an executed capital raise agreement and additional financing partners to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that the Company will be able to do any of these things.

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

Basis of Presentation

The consolidated financial statements include the accounts of Consorteum Holdings, Inc. Consorteum Inc., and Bad Rabbit Inc. which was formed on May 30, 2013 with no operating activity as of the fiscal year end. Subsequently, the Company formed ThreeFiftyNine Inc. All significant intercompany balances and transactions are eliminated on consolidation. The merger of Holdings and Consorteum has been recorded as a recapitalization of Holdings, with the net assets of Consorteum and Holdings brought forward at their historical bases and represents a continuation of the financial statements of Consorteum. The substance of the Company’s share issuance and the reorganization is a transaction which results in Consorteum becoming a listed public entity through Holdings’ acquisition of Consorteum's net assets.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate to the estimated useful lives of equipment, the utilization of future income tax assets, the potential impairments of long-lived assets and the valuation of stock-based compensation. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents comprise bank balances and short-term bank deposits with an original maturity of three months or less.

Property and equipment

Property and equipment is recorded at cost. Depreciation, based on the estimated useful life of the property and equipment, is provided over a period of three years.

Intangible asset

Intangible asset represents a software license right acquired as part of exclusive licensing agreement with Tarsin Inc. to use the CAPSA platform in defined territories. The license is subject to an annual license fee, which was satisfied for 2013 in consideration for a total of approximately $234,000 paid to Tarsin. Amortization expense relating to intangible assets was $51,000 and $0 for the fiscal years ended June 30, 2013 and 2012, respectively. As of June 30, 2013, management determined that impairment of the intangible asset was appropriate, (see Note 4).

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

Deferred finance charges

Deferred finance charges represent the unamortized financing costs associated with the issuance of debt instruments and are amortized over the terms of the respective financing arrangement using the effective interest method. As of June 30, 2013, the Company paid an outside broker a one-time refundable administrative fee of approximately $150,000 related to a $30,000,000 financing transaction that was to initially close by May 31, 2013 (see AIC transaction in Note 1). Due to the uncertainty of the transaction and recoverability of the funding deposit, the Company has charged the $150,000 to expense rather than to defer this amount.

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

Comprehensive Income or loss

The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying consolidated statements of operations and comprehensive loss.

Earnings or loss per share

The Company accounts for earnings or loss per share pursuant to ASC 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

The Company excluded 20,000,000 and 16,500,000 options and 3,172,184 and 2,492,184 warrants from the calculation for the year ended June 30, 2013 and 2012, respectively, as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from dilutive share calculation.

Concentration of Credit Risk

ASC 825 "Financial Instruments", requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company may have funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions have good standing.

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

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the presentation at June 30, 2013.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash, (Level 1), note receivables, due to stockholders, accounts payable, accrued liabilities, convertible promissory notes and loans payable (Level 2) are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

4.	Note Receivable and License Agreement with Tarsin

On October 10, 2012, the Company entered into a licensing agreement with Tarsin for rights to the CAPSA technology; the agreement is for a term of three (3) years. In connection therewith, the Company acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as select customers in the United States. The Company must pay $100,000, annually, beginning in year two of the agreement. Under the license, the Company is subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States, which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada. Since the date of the license agreement, the Company advanced Tarsin approximately $234,000 and applied such amount to the license. Amortization of said license for the year ended June 30, 2013 and 2012 was $51,000 and zero, respectively. Management determined that due to the financial difficulties of Tarsin and their bankruptcy filing, the ability for the Company to execute on the licensed technology may be hindered. Accordingly, the remaining capitalized amounts of approximately $183,000 were impaired as of June 30, 2013. The charge for impairment is included in the accompanying statement of operations.

During the three months ended March 31, 2013, the Company made advances to Tarsin totaling $241,000. The Company entered into a note agreement with Tarsin to be repaid by September 16, 2013, with interest at 0.25%, per annum. During the three months ended June 30, 2013, the Company advanced Tarsin an additional $182,000 with aggregate advances of approximately $423,000. This note and additional advances was not repaid as of June 30, 2013. Management determined that due to the financial difficulties of Tarsin and their bankruptcy filing, there is substantial doubt about the ability to be repaid on the aggregate amount of the note receivable from Tarsin. Accordingly, management reserved the full amount of advances totaling $423,000 and charged operations.

The Company paid consulting fees to Tarsin’s president of approximately $73,000 during the 2013 fiscal year.

5.	Investment, at cost and Deferred Financing Costs

Investment, at cost

During 2013, the Company made a partial payment of approximately $180,000 towards acquiring a 10% common equity investment in KO Gaming, Inc. and a 5% common equity investment in KO Entertainment, Inc., for an aggregate purchase price of $3.5 million. If the funds are received from the $30 million investment discussed in Note 1, management will perform further due diligence and reassess the business opportunities.

Management determined that since the initial investment was made, an impairment of the asset value had occurred. Management determined that the remaining value was minimal, if any, and fully impaired the investment as of June 30, 2013. The charge for impairment is included in the accompanying statement of operations.

Deferred Financing Costs

Per the terms of the of a funding agreement disclosed in Note 1 to these consolidated financial statements with AIC Group Holdings Limited, the Company paid a one-time administration fee of $150,000 during the quarter ended March 31, 2013. As discussed in Note 2, due to the uncertainty surrounding the transaction the Company has charged the $150,000 to expense rather than to defer this amount.

6.	Equipment, Net

Equipment consists of cost of computer equipment of approximately $25,000 and $20,400, at June 30, 2013 and 2012, respectively, and related accumulated depreciation of approximately $18,900 and $17,700 at June 30, 2013 and 2012, respectively.

Depreciation expense amounted to approximately $1,200 and $1,200 during fiscal 2013 and 2012, respectively.

7.	Bank Indebtedness

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

In May 2012, the loan was satisfied by the Company’s Chief Executive Officer (CEO), who was a co-guarantor on the debt, in the amount of $162,500. The Company entered into a note agreement to repay CEO the funds used to satisfy the RBC note. The co-guarantor was responsible for $51,000 of the bank indebtedness and remitted said funds along with funds provided by the Company’s CEO. The co-guarantor forgave the Company of any indebtedness due him as part of the settlement. Accordingly, a total gain of approximately $69,000 was recognized on settlement of debt during the year ended June 30, 2012.

8.	Accrued Expenses

The Company's accrued expenses are as follows:

	June 30, 2013	June 30, 2012
Salaries, wages and benefits - officers	$69,687	$244,895
Salaries, wages, and benefits – non-officers	46,056	46,056
Payroll taxes and related penalties and interest	99,921	16,292
Professional services	389,835	285,173
Other	59,475	60,679

Total Accrued Expenses	$664,974	$653,095

The Company has not reported wages paid subject to withholding of Federal and state income taxes. The Company may be subject to taxes, penalties and interest if such advances are not properly reported in a timely manner.

9.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	June 30,	June 30,
	2013	2012

Loans payable, bearing interest at rates between 0% and 18% per annum. Interest payable monthly. These loans are past due. Unsecured and payable on demand. Accrued interest of $661,309 and $212,201 at June 30, 2013 and 2012, respectively. Certain of these notes totaling $1,490,000 incurred flat fees of 15% upon issuance during fiscal 2013.	$3,109,931	$1,235,085
Less: Current portion	(3,109,931)	(1,235,085)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	June 30,	June 30,
	2013	2012
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at June 30, 2013 and 2012 of $340,127 and $408,521, respectively. These notes were convertible upon the merger that occurred in July 2011.	$1,685,779	$2,189,490

Convertible promissory notes, bearing interest between 5% and 18% per annum, which matured between October 2010 and December 2012. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock each at a rate ranging from $0.008 to $0.05 or at 35% discount of market. Accrued interest of $48,322 and $22,176 at June 30, 2013 and 2012, respectively. The notes are substantially in default at June 30, 2012.	340,039	167,771

Convertible promissory notes, bearing interest between at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The note is convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of $62,836 and $12,231 at June 30, 2013 and 2012, respectively.	387,336	336,731

Convertible promissory notes, bearing interest at 8-12% per annum plus 2% default interest per month as applicable, maturing August 2012 to December 2013. Interest payable monthly. These notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.02-$0.03 each. Accrued interest of $179,441 and $90,440 at June 30, 2013 and 2012, respectively.	1,087,192	594,471

Convertible promissory notes	$3,500,346	$3,288,463

Loans Payable

In April 2012, the Company received $45,000 from an individual known to Mr. Cellura. To date, the Company has been unable to obtain an agreement with this party; however, the proposed terms are that the amount is due April 23, 2013, interest at 8%, per annum and no conversion rights. In connection with settlement agreement with Mr. Cellura as discussed in Note 11, Mr. Cellura is to assume the obligation and formalize an agreement for said amount. The Company has included such amount in financial statements until such time the agreement is consummated and the Company is released from any obligation to repay the amount.

On June 12, 2012, the Company received $31,168 and issued a note for a promise to repay $34,000, representing interest in the amount $2,832, on July 31, 2012. In connection therewith, the Company committed to issue 5,000,000 shares of common stock valued at approximately $35,000 using closing stock price of $0.007 as additional consideration. The note has a default rate of interest of 15%, per annum. The note has not been satisfied and is currently in technical default. As of the date of these financial statements, the shares of common stock has not been issued.

On June 12, 2012, the Company issued a note for $35,314 received, interest at 8%, per annum, due August 31, 2012. The note has not been satisfied and is currently in technical default.

The Company issued 63,184,400 and 5,068,750 shares of its common stock to satisfy obligations under certain loans payable aggregating approximately, $636,060 and $101,375 respectively, during fiscal 2013 and 2012.

On May 15, 2012, the Company received $200,000 from a third party. Of the $200,000 initially received, $170,000 was immediately returned and directed to Tarsin per the instructions of the third party investor. The Company retained $30,000 as a loan payable. The Company has not yet negotiated final terms of the loan.

During fiscal 2013, the Company received approximately $2,000,000 in cash proceeds from an existing note holder with the intent to establish an all encompassed promissory note for the primary lender and provide for additional advances to the Company. On July 17, 2013, the Company memorialized the loans made by the primary lender to provide for repayments in an aggregate amount of approximately $3,557,000, of which $2,957,000 was outstanding as of June 30, 2013. These repayment amounts include interest of either 15% or 10% over the term of the note and a default rate of 2% per month. A portion of these repayments also include fixed fee charges in the amount of $135,000 payable upon issuance of the loan, of which $85,000 was payable at June 30, 2013. As of this date, the Company has been unable to satisfy the repayment obligation.

Convertible Promissory Notes

On May 15, 2012, the Company formalized a convertible promissory note stemming from $254,500 received from January to April 2012. The convertible note bears interest at 5% per annum, which matured May 14, 2013, and is convertible at the option of the holder, at any time into shares of the Company’s common stock at $0.05 per share. In addition to those terms, the note is convertible into shares in the event of a reverse stock split at 85% of the average trailing price ten (10) days after such an event.

From July through August 2011, the Company received advances from various individuals of approximately $77,000 and issued notes, with interest at 8%, per annum (default rate of 12%) which matured December 31, 2011. In connection therewith, the Company issued warrants to purchase 425,000 shares of the Company’s common stock at $0.025 per share, which expire in five years. The Company valued the warrants using the Black-Scholes valuation method, and determining the value of the warrants was insignificant compared to the debt.

From July through December 2011, the Company received advances from various individuals of approximately $211,000 and issued convertible notes, with interest ranging from 5% to 8%, per annum and matured between December 31, 2011 and December 31, 2012. These convertible notes are convertible into shares of the Company’s common stock based on conversion prices ranging from $0.008 to $0.025 per share.

In connection with the assumption of convertible notes from MEXI in June 2011 of approximately $2.1 million, the Company required each holder to agree to certain terms and conditions. The holders agreed to accept shares of common stock at $0.01 or $0.05 per share, depending on the nature and terms of their then existing note. No holder may demand repayment under the terms of the assumption. All notes will be converted into common stock based on the original principal of the note, exclusive of accrued interest. If all notes were converted at their respected principal amounts, the Company would issue approximately 128 million shares of our common stock. As of the audit report date, the Company has converted approximately $636,060 of these notes. The Company intend to satisfy the remaining notes with common stock by fiscal year end 2014.

During the year ended matured June 30, 2013, the Company issued convertible notes totaling approximately $130,000 to various parties for cash. The notes bear interest at 8% and matured between January and July 2013, at which time all principal and accrued interest is due and payable.  The notes and accrued interest thereon are convertible at $0.025 or based on the next equity financings and include default interest up to 12%.

During the year ended June 30, 2013, the Company issued convertible notes totaling approximately $908,000 to an existing shareholder which is included in the $2,000,000 in total advances noted above in the Loans Payable section. Of the $908,000, approximately $504,000 was related to prior convertible notes that were refinanced during the year with new terms. The notes bear interest at 8%, per annum and are due at various dates through December 31, 2013, at which time all principal and accrued interest is due and payable. The notes and accrued interest thereon are generally convertible at $0.02 per share into the Company’s common stock at the option of the holder at any time prior to maturity and carry a 2% per month default rate.

The Company recognized interest expense of approximately $883,997 and $450,064 during fiscal 2013 and 2012, respectively, in connection with all loans,convertible promissory notes, and financing costs.

10.	Related Party Transactions

The amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment. Stockholders advanced the Company approximately $0 and $196,000 during the years ended June 30, 2013 and 2012, and were repaid approximately $87,000 and $0 during the same time periods, respectively.

On May 30, 2012, the Company formalized a convertible promissory note with the Company’s CEO for approximately $179,809. The convertible note bears interest at 5% per annum, matures May 29, 2012, and is convertible at the option of the holder, at any time into shares of the Company’s common stock at $0.02 per share. Of the total monies advanced by the CEO, approximately $111,500 was used for settlement of bank indebtedness (see Note 7), approximately $15,600 was used to pay legal fees in connection with the bank indebtedness settlement, and approximately $52,700 was used to pay certain operating costs on behalf of the Company. During the year ended June 30, 2013, approximately $81,000 of interest and principal related to this note was repaid.

The Company’s Chief Executive Officer repaid the obligation to RBC on behalf of the Company – see Note 7, as well as paid direct and indirect costs as a result of his guarantee on the debt on behalf of the Company.

11.	Commitments and Contingencies

Threatened Litigation

The Company is not aware of any threatened litigation at this time.

Employment Agreements

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of Consorteum Holdings Inc.  Below is a summary of the terms of such agreement:

—	Retroactive to September 1, 2012
—	Base salary of $240,000
—	Reimbursed office expense of $5,000 per month;
5,000,000 options to purchase common stock at $0.002 per share, which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement;
—	3,000,000 shares of Series A Preferred, fully vested on September 21, 2012
—	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
—	Unspecified pension and compensation retirement plan; and
—	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of Consorteum Holdings Inc., Inc. Below is a summary of the terms of such agreement:

—	Retroactive to September 1, 2012
—	Base salary of $240,000
—	Reimbursed office expense of $5,000 per month.
—	5,000,000 options to purchase common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement
—	2,000,000 shares of Series A Preferred, fully vested on September 21, 2012;
—	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
—	Unspecified pension and compensation retirement plan; and
—	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

Other Matters

During the fourth quarter of fiscal 2012, the Company received $200,000 from an unrelated party known to Mr. Cellura. Of such funds, $170,000 was advanced to Tarsin to provide working capital in an effort to consummate our acquisition agreement. The balance of $30,000 was used to compensate Mr. Cellura. The Company’s board of directors did not approve the transactions. As a result, the Company requested Tarsin management to assume the investment and satisfy the investor with an interest in Tarsin. The Company received confirmation that $170,000 was received and that the entire $200,000 obligation was assumed by Tarsin. No obligation remains as of June 30, 2012.

On June 27, 2012 plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Action”) against the Company, our COO Patrick Shuster (“Shuster”), our CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company. The Company, Shuster and Fielding were never served with the summons and complaint, and, upon information and belief, neither have any of the remaining defendants. Plaintiffs allege 12 different causes of action against various defendants, but only Count XI is alleged against the Company. In this count, plaintiff Cellura individually alleges that the Company (among other defendants) breached his employment agreement with the Company and seeks damages in excess of $5,000,000. The complaint does not give any detail of the specific breaches by any of the defendants; nor does it describe how plaintiff has been damaged for a sum in excess of $5,000,000. As set forth elsewhere in this Report the Company never entered into any employment agreement with Mr. Cellura. The Company also has various counterclaims against Mr. Cellura. The complaint also alleges certain securities law violations against all individual defendants. Lastly, the complaint alleges various causes of action against the individual defendants for intentional infliction of emotional distress, breach of fiduciary duty, defamation, interference with various business opportunities, prospective advantage, and negligent supervision.

In October 2012 the Company and Cellura as well as certain of the individual defendants named in the Action entered into a settlement agreement pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company were resolved.

The Company is a creditor in two related bankruptcy cases in the U.S.Bankruptcy Court, Northern District of California. The Company has filed proof of claims in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin Inc, Case No. 13-53607. The Company will also be submitting administrative expense claims.

12.	Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 253,000,000 shares of common stock under convertible notes, warrants and stock options became due as of June 30, 2013, the Company would not have sufficient authorized common shares to fulfill such obligations. However, Company’s two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred Stock to increase the authorized shares at any time, when deemed appropriate. The Company intends to increase our authorized common shares in the near future.

Preferred Stock

As of June 30, 2013, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

In November 2011, the Company’s board of directors approved an amendment of the Company’s Articles of Incorporation, whereby the designations of Series A and Series B preferred stock were established, and the number of Series A preferred shares to be issued at 5,000,000 and the number of Series B preferred shares to be issued at 15,000,000 were set. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and liquidation preference as described below. The rights and privileges of the Series B shares consist of voting rights equal to one vote per share held, conversion rights equal to Series A and liquidation preference as described below.

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

On September 21, 2012, the Company’s board of directors approved designations for Series C Preferred Stock. In connection therewith, the Company filed the designations with Nevada Secretary of State to reserve 40,000,000 shares of Series C Preferred Stock. The shares are voting, will pay no dividend, each share is convertible into four (4) shares of common stock, and have a liquidation preference after the Series A & B Preferred Stock. No Series C shares have been issued.

On December 1, 2011, the Company’s board of directors approved employment contracts with two additional employees. In connection therewith, the two employees were to be issued 4,000,000 and 2,000,000 Series B Preferred stock, respectively, which were deemed vested on the date of commitment. The 6,000,000 preferred shares were valued at $0.007 on the date of issuance based on the market value of the Company’s common stock, and as a result, the Company recorded $42,000 of compensation expense which is included in selling, general and administrative expense during year ended June 30, 2012. These shares were not issued and were deemed cancelled in May 2012. As appropriate,the Company did not reverse the compensation expense upon the cancellation of the commitment to issue such shares in May 2012.

Common Stock

During the year ended June 30, 2012, the Company issued 5,068,750 shares to satisfy $101,375 of convertible notes and accrued interest. During the year ended June 30, 2013, the Company issued 63,184,400 shares to satisfy $636,060 of convertible notes and accrued interest. The convertible notes and accrued interest thereon were converted at $0.01 per share.

In connection with the employment agreements described in Note 11, the Company issued 40,000,000 fully-vested shares valued at $1,600,000 based on the market price of the Company's common stock on the date approved by these recipients, $218,655 was applied against accrued salaries and the remaining $1,381,345 was charged to operations during the year ended June 30, 2013.

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

During the year ended June 30, 2013, the Company issued 680,000 five-year warrants having an exercise price of $0.025 per share of common stock. Such warrants were issued in connection with an issuance of convertible notes amounting to approximately $130,000. The Company determined that the value associated with the granting of these warrants associated with this convertible note was approximately $3,000, all of which was amortized in fiscal 2013.

A summary of the status of the warrants for the years ended June 30, 2013 and 2012 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)

Outstanding June 30, 2011	6,207,184	$0.006	2.3
Granted	425,000	0.025	5.0
Exercised	–	–
Forfeited	(4,140,000)	0.001
Outstanding June 30, 2012	2,492,184	$0.017	3.9
Granted	680,000	0.025	5.0
Exercised	–	–
Forfeited	–	–
Outstanding June 30, 2013	3,172,184	$0.018	3.1

Options

On September 1, 2011, the Company granted 20,000,000 stock options to directors and officers of the Company, pursuant to the stock option plan established by the Company. One fourth of the options vested immediately, with one quarter vesting on each anniversary thereafter. The options are exercisable at $0.007 per share and have a ten-year contractual life. The grant date fair value of these options was determined to be $140,000 at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model during the year ended June 30, 2012:

Annual dividend yield	–
Expected life (years)	6.5
Risk-free interest rate	0.97%
Expected volatility	346%

At June 30, 2013, there is approximately $25,000 of unrecognized expense associated with the issuance of stock options, of which $17,500 and $7,500 in expense is expected to be recognized in fiscal 2014 and 2015, respectively.

During February 2013, the Company issued 10,000,000 options to a third-party consultant for services to be rendered. There were no terms to the options and thus, it has been determined that the exercise price is the fair market value on the date of exercise and the options carry a ten (10) year contractual life. Half of the options vest upon commencement of the contract, and the other half vest at the anniversary date of the contract. The options are valued at each reporting date based on the guidance of ASC 505. The Company used the following range of inputs to the Black-Scholes pricing model during the year ended June 30, 2013:

Annual dividend yield	–
Expected life (years)	5.25-5.5
Risk-free interest rate	0.78-1.41%
Expected volatility	339-341%

Stock option expense related to these options was approximately $17,500 during the year ended June 30, 2013. Stock option expense for all stock options during the year ended June 30, 2013 and 2012 was approximately $208,000 and $53,000, respectively.

Stock option activity for the years ended June 30, 2013 and 2012, respectively is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at June 30, 2011	2,500,000	$0.15	1.5	–
				–
Granted	20,000,000	0.01	10.0	–
Exercised	–	–	–	–
Expired	(6,500,000)	0.01 - 0.15	3.0	–
Outstanding at June 30, 2012	16,000,000	$0.02	8.9	$–

Granted	20,000,000	0.002-0.04	10.0	–
Exercised	–	–	–	–
Cancelled	(16,000,000)	0.01	3.0	–
Outstanding at June 30, 2013	20,000,000	$0.02	9.0	$–

Exercisable and vested at June 30, 2013	9,375,000	$$0.002-0.04	9.0	$–

13.	Income Tax

The Company's income taxes are as follows:

	June 30,	June 30,
	2013	2012

Expected income tax benefit at the combined statutory rate of 35%	$1,603,000	$516,000
Non-deductible stock compensation and other	(558,000)	(67,000)
U.S. effective rate in excess of Canadian tax rate	(79,000)	(51,000)
Valuation allowance	(966,000)	(398,000)

Benefit from income taxes	$–	$–

The components of deferred tax assets are as follows:

	June 30, 2013	June 30, 2012

Net operating loss carry forwards	$1,495,000	$450,000
Accounts payable and accrued liabilities	799,000	391,000
Valuation allowance	(2,294,000)	(841,000)

Net	$–	$–

The components of net loss for fiscal 2013 and 2012 before income tax consisted of the following:

	Year Ended June 30,
Description	2013	2012

U.S. Operations	$(3,878,000)	$(1,024,000)
Canadian Operations	(930,000)	(597,000)
Total net loss	$(4,808,000)	$(1,621,000)

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

As of June 30, 2011, the Company had approximately $2,700,000 of Federal, provincial and state net operating loss (“NOL”) carry forwards available to offset future years’ taxable income. Such carry forwards expire between 2026 and 2032. Due to a change in ownership as defined under Section 382 of the Internal Revenue Code due to share issuances exceeding 50%, these net operating losses will likely be limited to a nominal amount, annually. During the year ended June 30, 2012, the Company excluded NOLs prior to fiscal 2012 from its deferred tax assets. The Canadian NOL will be calculated using the Canadian tax rate of 26% compared to the U.S. tax rate of 36%.

The Company has not filed its United States Federal and State tax returns for the years ended June 30, 2011, 2012 or 2013. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States as its "major" tax jurisdiction.  The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

During September 2011, the Canada Revenue Agency informed the Company that business losses amounting to approximately $1.2 million from fiscal 2007 and 2008 are disallowed.

The Company is required to report compensation for its officers. During the years ended June 30, 2013 and 2012, the Company paid advances to two officers totaling $0 and $125,675. The Company has not reported these advances as wages subject to withholding of Federal and state income taxes. The Company may be subject to taxes, penalties and interest if such advances are not properly reported in a timely manner.

14.	Subsequent Events

In June 2013 the Company formed Bad Rabbit Inc., a Nevada corporation. Bad Rabbit was initially set up in order to operationally segment Company’s development team, which the Company began hiring in July 2013. Concurrent with the hiring, the Company engaged a marketing company in the UK, The Alternative Ltd., to advise the Company on creating a new brand for Company’s mobile platform. A London-based agency, The Alternative, purveyors of brand engineering since 1996, started their business to provide fresh thinking and bespoke alternatives for clients wanting to be brand leaders. Their core services include B2B campaigns and creative direction, employee engagement and internal marketing, event management and launch events, social media, and leadership development and engagement. Their clients include Skype, Orange, Sainsburys, YO! Sushi, Friends Life, Microsoft, American Express and Virgin.

In August 2013 the Company formed ThreeFiftyNine Inc., a Nevada corporation, as the first step in establishing a brand.

The Company leases office space in Incline Village, Nevada pursuant to a lease executed in July 2013. The monthly rent is approximately $4,500. The initial lease is for three months with various options to extend through July 2015 if desired.

From July 1, 2013 until October 15, 2013 the Company raised funding in the amount of $845,000 from the issuance of loan agreements. The terms of the loans have been disclosed in Note 9.

From July 1, 2013 through October 15, 2013 the Company paid approximately $170,000 to the CEO. Approximately $60,000 was paid as salary and approximately $110,000 was paid to satisfy a loan the CEO advanced the Company relating to the RBC Note (see Notes 7 and 10).

From July 1, 2013 through October 15, 2013 the Company paid approximately $75,000 to the COO. Approximately $60,000 was paid as salary and approximately $15,000 was paid to reimburse office allowance per the employment agreement.

From July 1, 2013 through October 28, 2013 the Company issued an aggregate of 35 million shares as a result of debt conversions amounting to $425,000. In addition 5 million shares were issued for services valued at approximately $35,000.

The Company is proposing an increase in the authorized number of shares of common stock available for future issuance in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. Company’s Articles of Incorporation authorize it to issue up to 500,000,000 shares of common stock, par value $.001 per share, and 100,000,000 shares of preferred stock, par value $.001 per share, including 5,000,000 shares of Series A Preferred Stock and 15,000,000 shares of Series B Preferred Stock, and the Company is proposing to increase the authorized common stock to 750,000,000 shares. The Company currently have 452,400,864 shares of common stock outstanding and 13,352,184 shares reserved for issuance pursuant to outstanding options and warrants and 5,000,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock outstanding. The Company do not propose to increase our authorized preferred stock, which will remain unchanged. In August 2013, the Company filed a PREFORM 14C with the SEC to increase the authorized shares of its common stock to 750 million. The Company will be finalizing and filing that document and then notifying shareholders as required and changing our Articles of Incorporation to reflect the additional shares. Once this process is complete the Company will have sufficient common shares to convert existing note holders.

