Form 10-Q
period 2013-09-30
Consorteum Holdings, Inc.
filed 2013-11-19
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

(Address of Principal Executive Offices)(Zip Code)

(775) 298-7001

(Registrant’s Telephone Number,including Area Code)

N/A

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act(check one):

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer (Do not check if a smaller reporting company) [_]	Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of November 19, 2013, the Company had 466,150,864 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securites Exchange Act of 1934, as amended).

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include the Company’s limited operating history; its limited financial resources; the Tarsin bankruptcy including the possible loss of the CAPSA platform; international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; raw material costs and availability; risks related to new product development and introduction; existing government regulations and changes in, or the failure to comply with, government laws and regulations; adverse publicity; competition including the activities of competitors and the presence of new or additional competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy; or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission(the “SEC”).

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. Reference is made to our discussion of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 on file with the SEC.

All forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

2

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2013	2013
ASSETS

Current Assets:
Cash	$60,224	$489
Note receivable	2,556	–
Total current assets	62,780	489

Property and equipment, net of accumulated depreciation	42,441	6,537
Total assets	$105,221	$7,026

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Bank overdraft	$1,137	$1,042
Accounts payable	612,307	687,337
Accrued expenses	352,431	370,366
Accrued expenses - officers	87,673	69,687
Accrued expenses – payroll taxes and related penalties and interest	111,569	99,921
Loans payable-short term, including accrued interest	3,694,797	3,109,931
Convertible promissory notes, including accrued interest	3,462,111	3,625,346
Due to stockholders	142,282	102,886
Total current liabilities	8,464,307	8,066,516

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized: zero issued and outstanding	–	–
Preferred A stock, $0.001 par value, 5,000,000 shares authorized: 5,000,000 issued and outstanding at September 30, 2013 and June 30, 2013, respectively
Preferred B stock, $0.001 par value, 15,000,000 shares authorized: 4,000,000 issued and outstanding at September 30, 2013 and June 30, 2013, respectively	4,000	4,000
Preferred C stock, $0.001 par value, 40,000,000 shares authorized: zero issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	–	–
Common stock; $.001 par value; 500,000,000 shares authorized; 452,400,864 and 412,400,864 issued and outstanding at September 30, 2013 and June 30, 2013, respectively	452,401	412,401
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	6,256,596	5,781,221
Accumulated other comprehensive loss	(158,295)	(112,954)
Accumulated deficit during prior development activities	(7,617,031)	(7,617,031)
Deficit accumulated during the development stage	(7,199,257)	(6,429,627)
Total stockholders’ deficit	(8,359,086)	(8,059,490)

Total liabilities and stockholders’ deficit	$105,221	$7,026

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(Unaudited)

	Three Months ended September 30,		For the period from entering into development stage (July 1, 2011) Through
	2013	2012	September 30, 2013

Revenues:	$–	$–	$–

Operating expenses:
General and administration expenses, including impairments	548,844	197,462	5,713,223
Operating loss	(548,844)	(197,462)	(5,713,223)

Other expense:
Gain on settlement of debt	102,261	–	171,074
Interest expense	(323,047)	(98,209)	(1,657,108)
	(220,786)	(98,209)	(1,486,034)

Net loss	(769,630)	(295,671)	(7,199,257)

Foreign currency translation adjustment	(45,341)	(70,401)	13,214

Comprehensive loss	$(814,971)	$(366,072)	$(7,186,043)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	426,966,081	309,216,464

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from entering into development state
			(July 1, 2011)
	Three Months Ended September 30,		Through
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(769,630)	$(295,671)	$(7,199,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of investment	–	–	180,432
Impairment of intangible assets	–	–	182,941
Write-off of note receivable	–	–	423,100
Gain on forgiveness of restructuring of debt	(102,261)	–	(171,074)
Depreciation	1,853	301	4,202
Amortization of debt discount	5,750	718	8,942
Amortization of deferred finance charges	–	–	73,798
Amortization of intangible asset	–	–	51,000
Stock-based compensation	51,875	23,375	1,835,657
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(75,494)	(61,008)	807,022
Accrued interest	317,132	90,751	1,449,847
Net cash used in operating activities	(570,775)	(241,534)	(2,353,390)

Cash flows from investing activities:
Purchase of license agreement	–	(58,642)	(233,941)
Capital expenditures	(37,077)	-	(41,737)
Note receivable	(2,556)	-	(425,656)
Purchase of investment	-	-	(180,432)
Net cash used in investing activities	(39,633)	(58,642)	(881,766)

Cash flows from financing activities:
Proceeds from loans	395,000	–	2,026,482
Deferred finance costs	–	(16,803)	–
Repayment of bank indebtedness	–	–	(121,938)
Financing costs	–	–	(14,250)
Proceeds from stockholders' advances	96,980	979	292,565
Repayment of stockholders’ advances	(60,666)		(148,102)
Proceeds from the issuance of convertible promissory notes	250,000	314,292	1,328,264
Repayment of convertible promissory notes	–	–	(4,020)
Net cash provided by financing activities	681,314	298,468	3,359,001

Effect of exchange rate on cash	(11,171)	2,326	(65,925)
Net increase in cash	59,735	618	56,583
Cash, beginning of period	489	9,371	3,641
Cash, end of period	$60,224	$9,989	$60,224

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$9,212
Cash paid for income taxes	$–	$–	$–

Non-cash investing and financing activities:
Fair value of beneficial conversion feature on convertible promissory notes	$35,000	$–	$2,787
Fair value of convertible notes issued related to acquisition	$–	$2,078,646	$2,078,646
Fair value of shares issued for convertible debt and accrued interest	$428,500	$–	$1,165,935
Fair value of shares issued for accrued salaries	$–	$–	$218,655

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A DEVELOPMENT STAGE COMPANY)

 Notes to Consolidated Financial Statements

(Unaudited)

1.         Organization, Business and Going Concern

Consorteum Holdings, Inc. (“Holdings” and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc. Due to our change in business; we determined that the Company had an inception date for financial reporting purposes of July 1, 2011.

The Company, through its subsidiaries aims at providing digital content across mobile devices as well as delivering diverse payment and other transactional platforms that are rapidly converging due to advances in smart phone mobile technology.

In July 2013 the Company made a decision to recast its business as a provider of digital content across mobile devices. To that end, we retained a senior level software development team. In conjunction therewith, the Company formed two Nevada subsidiaries: Bad Rabbit Inc. and ThreeFiftyNine Inc. Moving forward, ThreeFiftyNine sets out to be a highly differentiated business in the digital space, focusing on cloud infrastructure design, development and deployment, as well as on digital transaction management.

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin (Europe) Ltd. (“Tarsin”). The licensing agreement provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provides us with capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the license agreement with Tarsin in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court. Northern District of California. The Company is a creditor in this Case No. 13-53607. Until the outcome of this case is clear, the Company has elected to reserve receivables due us and impair any amounts advanced on the licensed technology as of September 30, 2013 and June 30, 2013.

In July 2012, we entered into negotiations with Knockout Gaming Limited (“Knockout”), a corporation organized under the laws of the Isle of Man, to resell their online gaming licensed platform, Fireplay. We intend to enter into a licensing and reselling agreement once Knockout launches their platform. Since July 2012, we paid $180,432 to Knockout as an interim payment against a future equity position in Knockout. If the Company obtains funding, we intend to purchase up to a 10% equity position in Knockout pending further due diligence.

GOING CONCERN

We have suffered losses since inception, and at September 30, 2013, we have a working capital deficit of approximately $8.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured net working capital of approximately $682,000 during the three months ended September 30, 2013. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.  Furthermore, certain debt is past due and is secured by all assets of the Company.  We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. As fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, in February 2013 the Company entered into a binding Term Sheet commitment for $30,000,000 in funding with AIC Group Holding Limited, a corporation organized under the laws of the British Virgin Islands. To date AIC has been unable to consummate the transaction, however they have continued to represent to the Company that initial bridge funding of approximately $4,000,000 will be provided on or before November 30, 2013. In the event that the funding from AIC does not materialize, the Company is exploring all legal remedies.

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

Basis of Presentation

The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., Bad Rabbit Inc, ThreeFiftyNine, Inc. and My Golf Rewards, Inc. All significant intercompany balances and transactions are eliminated on consolidation.

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

Earnings or loss per share

The Company accounts for earnings or loss per share pursuant to Accounting Standards Codification (“ASC”) 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

The Company excluded 20,000,000 and 10,000,000 options and 3,172,184 and 3,352,184 warrants from the calculation of earnings/loss per share for the three months year ended September 30, 2013 and 2012, respectively, as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from the dilutive share calculation.

Recent accounting pronouncements

The FASB issues  Accounting Standards Updates (“ASUs”)  to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC.  Those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

3.         Note Receivable, License Agreement, and Fees Paid to Tarsin

On October 10, 2012, we entered into a licensing agreement with Tarsin for rights to the CAPSA technology; the agreement is for a term of three (3) years. In connection therewith, we acquired exclusive rights to market, sell and service CAPSA in Canada and Mexico, as well as select customers in the United States. Under said agreement, we must pay $100,000, annually, beginning in year two of the agreement. Under the license, we are subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States, which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada.

In July 2012, the Company entered into new negotiations with Tarsin in order to reach an agreement that would preserve the value of the CAPSA platform as developed by Tarsin and allow the Company to leverage its relationships with existing Canadian based casinos and resorts as customers that could utilize the CAPSA platform to provide mobile wagering and gaming to their customers. On October 10, 2012, the Company reached a new exclusive licensing agreement with Tarsin that allows the Company to license the CAPSA platform to sell mobile gaming and wagering programs throughout Canada and Mexico, as well as certain customers in the United States. We ultimately wish to expand in Latin America, China and Europe. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court in the Northern District of California. The Company is a creditor in this Case No. 13-53607. Until the outcome of this case is clear the Company will not know the status of its license. The Company has elected to reserve the entire amount of this receivable.

Since the date of the license agreement, we advanced Tarsin approximately $234,000 in licensing fees. Management determined that due to the financial difficulties of Tarsin and the Company’s inability to secure the necessary capital to exploit the technology, the ability of the Company to execute on the licensed technology was hindered. Accordingly, as of June 30, 2013, the capitalized license costs were deemed impaired in full and the associated costs and accumulated amortization was written down. There were no impairment or amortization charges during the three months ended September 30, 2013 and 2012. Impairment charges of $183,000 are included in the accompanying statement of operations from inception to September 30, 2013.

Along with the license agreement, we entered into a note agreement with Tarsin to be repaid by September 16, 2013, with interest at 0.25%, per annum. As of September 30, 2013 and June 30, 2013 we made aggregate advances of approximately $423,000. Management determined that due to the financial difficulties of Tarsin and their bankruptcy filing, there was substantial doubt about the ability to be repaid on the aggregate amount of the note receivable from Tarsin. Accordingly, management reserved the full amount of advances totaling $423,000 and charged operations as of June 30, 2013. The charge is included in the statement of operations for the period from Inception to September 30, 2013.

The Company paid consulting fees to Tarsin’s president of approximately $34,000, $0 and $168,000 during the three months ended September 30, 2013 and 2012, and for the period from Inception to September 30, 2013.

4.         Investment, at cost and Deferred Financing Costs

Investment, at cost

During 2013, the Company made a partial payment of approximately $180,000 towards acquiring a 10% common equity investment in KO Gaming, Inc. and a 5% common equity investment in KO Entertainment, Inc., for an aggregate purchase price of $3.5 million. If the Company is successful in its financing endeavors it plans to conduct further due diligence to determine if the parties will move forward with this proposed investment transaction.

Management determined that since the initial investment was made, an impairment of the asset value had occurred due to the inability to secure sufficient financing to complete the investment. Management determined that the remaining value was minimal, if any, and fully impaired the investment as of June 30, 2013.

5.         Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	September 30,	June 30,
	2013	2013

Loans payable, bearing interest at rates between 0% and 20% per annum. Interest payable monthly. These loans are past due. Unsecured and payable on demand. Accrued interest of $866,641 and $661,309 at September 30, 2013 and June 30, 2013, respectively. Certain of these notes totaling $1,990,000 incurred flat fees of 15% upon issuance..	$3,694,797	$3,109,931
Less: Current portion	(3,694,797)	(3,109,931)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	September 30,	June 30,
	2013	2013

Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at September 30, 2013 and June 30, 2013 of $287,254 and $340,127, respectively. These notes were convertible upon the merger that occurred in July 2011. These notes are in default.	$1,427,906	$1,685,779

Convertible promissory notes, bearing interest between 5% and 18% per annum,maturing between October 2010 and December 2012. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock at a rate ranging from $0.008 to $0.05 or at 35% discount of market. Accrued interest of $58,269 and $48,322 at September 30, 2013 and June 30, 2013, respectively. The notes are substantially in default.	504,789	465,039

Convertible promissory notes, bearing interest at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The notes are convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of $36,983 and $62,836 at September 30, 2013 and June 30, 2013, respectively. These notes are in default.	111,483	387,336

Convertible promissory notes, bearing interest at 8-12% per annum plus 2% default interest per month as applicable, maturing August 2012 to December 2013. Interest payable monthly. These notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.02-$0.03 each. Accrued interest of $259,534 and $179,441 at September 30, 2013 and June 30, 2013, respectively. Approximately $1,299,000 off these notes are in default.	1,417,933	1,087,192

Convertible promissory notes	$3,462,111	$3,625,346

Loans Payable

In April 2012, the Company received $45,000 from an individual known to Mr. Cellura our former CEO. To date, we have been unable to obtain an agreement with this party; however, the proposed terms were that the amount was due April 23, 2013, interest at 8%, per annum and no conversion rights. In connection with our settlement agreement with Mr. Cellura as discussed in Note 7, Mr. Cellura is to assume the obligation and formalize an agreement for said amount. We have included such amount in our financial statements until such time the agreement is consummated and the Company is released from any obligation to repay the amount.

On May 15, 2012, the Company received $200,000 from a third party. Of the $200,000 initially received, $170,000 was immediately returned and directed to Tarsin per the instructions of the third party investor. The Company retained $30,000 as a loan payable. The Company has not yet negotiated final terms of the loan.

During fiscal 2013, the Company received approximately $2,000,000 in cash proceeds from an existing note holder with the intent to establish an all encompassed promissory note for the primary lender and provide for additional advances to the Company. On July 17, 2013, the Company memorialized the loans made by the primary lender to provide for repayments in an aggregate amount of approximately $3,557,000. These repayment amounts include interest of either 15% or 10% over the term of the note and a default rate of 2% per month. As of September 30, 2013, approximately $1,418,000 of the total outstanding was convertible debt, $250,000 of which is convertible into 1,000,000 shares of Series B Preferred stock. A portion of these repayments also include fixed fee charges in the amount of $135,000 payable upon issuance of the loan. The Company has been unable to satisfy the repayment obligation. As of September 30, 2013, the Company owes this individual approximately $2,968,000 pursuant to convertible notes and notes payable, along with approximately $748,000 accrued interest thereon.

During the three months ended September 30, 2013, the Company entered into a note payable with a third party for $60,000. Interest accrues at 20% per annum and is due November 30, 2013. Along with the note, the Company issued 5,000,000 shares of common stock valued at $35,000 based on the quoted market price of the common stock on the date of the note. The Company recorded the value of the shares as a discount, to be accreted up over the life of the note. During the three months ended September 30, 2013, the company amortized $5,750 of the discount. The remaining $29,250 in unamortized discount will be recorded during the second quarter of fiscal 2014.

Convertible Promissory Notes

During the three months ended September 30, 2013, the Company and the holder of the above note agreed to modify the conversion price of certain of their notes from $0.05 to $0.02 per share. The adjustment to the conversion price was deemed a modification of debt as the change in fair value of the embedded conversion feature was not deemed substantial. The embedded conversion option upon modification had little to no fair value as the exercise price was well above the Company’s stock price on the modification date. Accordingly, the change in fair value of the modified debt was negligible. The holder of the debt immediately converted $180,000 of the total balance into 9,000,000 common shares. The interest accrued on the converted portion of the notes was forgiven and accounted for as gain on settlement of debt in the accompanying financial statements.

In connection with the assumption of convertible notes from MEXI in June 2011 of approximately $2.1 million, we required each holder to agree to certain terms and conditions. The holders agreed to accept shares of common stock at $0.01 or $0.05 per share, depending on the nature and terms of their then existing note. No holder may demand repayment under the terms of the assumption. Generally speaking, all notes will be converted into common stock based on the original principal of the note, exclusive of accrued interest. If all notes were converted at their respected principal amounts, we would issue approximately 142 million shares of our common stock. As of September 30, 2013, we have converted approximately $811,000 of these notes. During the three months ended September 30, 2013, $175,000 was converted through the issuance of 17,500,000 shares of common stock. We intend to satisfy the remaining notes with our common stock by fiscal year end 2014. The interest accrued on the converted portion of the note was forgiven and accounted for as gain on settlement of debt in the accompanying financial statements.

During the three months ended September 30, 2013, holders of certain of the above debts converted approximately $70,000 of principal and accrued interest thereon into 3,500,000 shares of common stock.

The Company recognized interest expense of approximately $323,047 and $92.209 during the three months ended September 30, 2013 and 2012, respectively, in connection with all loans and convertible promissory notes.

6.         Related Party Transactions

From time to time, the Company’s Chief Executive Officer and a stockholder of the Company has advanced monies to the Company for working capital. The amounts due to stockholders represent short-term advances which are non-interest bearing, unsecured and have no fixed terms of repayment. During the quarter ended September 30, 2013, the Company received advances of $96,980 and made repayments of $60,666.

7.         Commitments and Contingencies

Threatened Litigation

The Company is not aware of any threatened litigation ..

Employment Agreements

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of Consorteum Holdings Inc.  Below is a summary of the terms of such agreement:

•	Retroactive to September 1, 2012
•	Base salary of $240,000
•	Reimbursed office expense of $5,000 per month;
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

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of Consorteum Holdings , Inc.  Below is a summary of the terms of such agreement:

•	Retroactive to September 1, 2012
•	Base salary of $240,000
•	Reimbursed office expense of $5,000 per month;
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

The Company has not reported officer wages subject to withholding of federal and state income taxes. The Company may be subject to taxes, penalties and interest if such wages are not properly reported. As a result, the Company has accrued penalties amounting to approximately $58,000 as of September 30, 2013.

Other Matters

On June 27, 2012 plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Action”) against the Company, our COO Patrick Shuster (“Shuster”), our CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company. The Company, Shuster and Fielding were never served with the summons and complaint, and, upon information and belief, neither have any of the remaining defendants. Plaintiffs alleged 12 different causes of action against various defendants, but only Count XI is alleged against the Company. In this count, plaintiff Cellura individually alleged that the Company (among other defendants) breached his employment agreement with the Company and sought damages in excess of $5,000,000. The complaint did not give any detail of the specific breaches by any of the defendants; nor did it describe how plaintiff had been damaged for a sum in excess of $5,000,000. The Company never entered into any employment agreement with Mr. Cellura. The Company also had various counterclaims against Mr. Cellura. The complaint also alleged certain securities law violations against all individual defendants. Lastly, the complaint alleged various causes of action against the individual defendants for intentional infliction of emotional distress, breach of fiduciary duty, defamation,interference with various business opportunities, prospective advantage, and negligent supervision.

In October 2012 the Company and Cellura as well as certain of the individual defendants named in the Action entered into a settlement agreement pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and such individuals and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company and such individuals were resolved.

The Company is a creditor in two related bankruptcy cases in the U.S.Bankruptcy Court, Northern District of California. The Company has filed proof of claims in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin Inc, Case No. 13-53607. The Company’s license agreement with Tarsin and its advancement of licensing fees is discussed in Note 3 above.

8.         Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 231,000,000 shares of our common stock under convertible notes, warrants and stock options became due as of September 30, 2013, we would not have sufficient authorized common shares to fulfill such obligations. However, our two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred Stock to increase the authorized shares at any time, when deemed appropriate. We intend to increase our authorized common shares in the near future.

Common Stock

During the quarter ended September 30, 2013, holders of $425,000 of the Company’s convertible notes, converted said notes into 30,000,000 sharesof common stock. Conversion prices ranged from $0.01 and $0.02 per share. Of the total convertible notes converted, approximately $180,000 of the notes were modified prior to conversion whereby the holder was afforded a lower conversion price ($0.02) than was dictated by the original terms of the agreement ($0.05). The Company analyzed the intrinsic value of the modified conversion and determined that the additional value was negligible based on the assessed value of the conversion option using a Black-Scholes option pricing model due to the converted shares still being significantly out of the money. Thus, no additional interest expense was recorded. Upon conversion of the above notes, holders of said notes forgave accrued interest of approximately $102,000 which is included in the accompanying statements of operations.

During the three months ended September 30, 2013, the Company issued 5,000,000 fully vested shares of common stock to individuals for services and recorded $35,000 in stock based compensation. The shares were valued based on the quoted market price of our common shares on the date of grant.

During the three months ended September 30, 2013, the Company issued 5,000,000 fully vested shares of common stock to a third party in connection with a note payable. See Note 5 for additional information.

Warrants

There were no warrants issued to purchase common stock during the three months ended September 30, 2013. As of September 30, 2013, there were warrants exercisable for 3,172,184 shares of common stock.

Options

On September 1, 2011, the Company granted 20,000,000 stock options to directors and officers of the Company, pursuant to the stock option plan established by the Company. One fourth of the options vested immediately, with one quarter vesting on each anniversary thereafter. The options are exercisable at $0.007 per share and have a ten-year contractual life. The grant date fair value of these options was determined to be $140,000 at the date of grant. At September 30, 2013, there is approximately $21,000 of unrecognized expense associated with the issuance of these stock options, of which $13,000 and $7,500 in expense is expected to be recognized in fiscal 2014 and 2015, respectively.

Stock option expense related to these options was approximately $4,375 during the quarter ended September 30, 2013. Stock option expense for all stock options during the quarters ended September 30, 2013 and 2012 was approximately $16,875 and $4,375, respectively.

As of September 30, 2013, 20,000,000 options were outstanding with 1,062,500 exercisable.

9.         Subsequent Events

From October 1, 2013 until November 19, 2013 the Company raised funding in the amount of $275,000. Approximately $200,000 represented an advance from the CEO of the Company and $75,000 was raised pursuant to common stock subscription agreements, resulting in the issuance of 3,750,000 shares.

From October 1, 2013 through November 19, 2013 the Company issued an aggregate of 10 million shares as a result of debt conversions amounting to $100,000.

We are proposing an increase in the authorized number of our shares of common stock available for future issuance in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. Our Articles of Incorporation authorize us to issue up to 500,000,000 shares of common stock, par value $.001 per share, and 100,000,000 shares of preferred stock, par value $.001 per share, including 5,000,000 shares of Series A Preferred Stock and 15,000,000 shares of Series B Preferred Stock, and 40,000,000 shares of Series C Preferred Stock, and we are proposing to increase the authorized common stock to 750,000,000 shares. As of September 30, 2013, there were 452,400,864 shares of common stock outstanding, 23,372,184 shares reserved for issuance pursuant to outstanding options and warrants, 5,000,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock outstanding. No shares of Series C Preferred Stock are outstanding. We do not propose to increase our authorized preferred stock, which will remain unchanged. In August 2013, the Company filed a preliminary proxy statement with the SEC to increase the authorized shares of its common stock to 750 million. We will be finalizing and filing that document and then notifying shareholders as required and changing our Articles of Incorporation to reflect the additional shares. Once this process is complete we will have sufficient common shares to convert our existing note holders.

As fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, in February 2013 the Company entered into a binding Term Sheet commitment for $30,000,000 in funding with AIC Group Holding Limited, a corporation organized under the laws of the British Virgin Islands. To date AIC has been unable to consummate the transaction, however they have continued to represent to the Company that initial bridge funding of approximately $4,000,000 will be provided on or before November 30, 2013. In the event that the funding from AIC does not materialize, the Company is exploring all legal remedies.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Consorteum Holdings, Inc. (“Holdings” and subsequent to the reverse merger, the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, Holdings changed its name to Consorteum Holdings, Inc. Due to our change in business; we determined that the Company had an inception date for financial reporting purposes of July 1, 2011.

The Company, through its subsidiaries aims at providing digital content across mobile devices as well as delivering diverse payment and other secure transactional platforms that are rapidly converging due to advances in smart phone mobile technology.

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin (Europe) Ltd. (“Tarsin”). The licensing agreement provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provides us with capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets.  The ability to deliver next generation services to all customers depends on our ability to develop an application that is agnostic to the type of smart phone deployed.  The CAPSA platform was developed with the specific purpose of deploying rich multimedia content across diverse handsets.  We intend to leverage the license agreement with Tarsin in the mobile sports betting and casino gaming vertical to monetize its applications in branded partnership relationships. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court. Northern District of California. The Company is a creditor in this Case No. 13-53607. Until the outcome of this case is clear, the Company has elected to reserve receivables due us and impair any amounts advanced on the licensed technology as of September 30, 2013 and June 30, 2013.

In July 2012, we entered into negotiations with Knockout Gaming Limited (“Knockout”), a corporation organized under the laws of the Isle of Man, to resell their online gaming licensed platform, Fireplay. We intend to enter into a licensing and reselling agreement once Knockout launches their platform. Since July 2012, we paid $180,432 to Knockout as an interim payment against a future equity position in Knockout. If the Company obtains funding, we intend to purchase up to a 10% equity position in Knockout pending further due diligence.

We have continued to incur losses for the periods presented. Because we are a development-stage company, we expect to incur losses until the Company can generate revenues sufficient to cover its operating costs. The Company will need to continue to raise additional working capital to develop its business initiatives until they turn profitable.

We have significant liabilities which we acquired through the acquisition of MEXI and through the development of our business and the raising of working capital through loans and notes. We intend to work through reducing or eliminating our liabilities, and to continue to raise additional working capital to meet the demands of the Company’s new product offerings.

The Company’s funding commitments have not yet materialized and there can be no assurance that we will raise any of the financing we need. The financial results of for the quarters presented are reflective of an early stage company that has pilot projects only in place but no active programs.  Results for the periods presented have been impacted by the limited financial resources available.

See “Forward Looking Statements” on the first page of this Report.

LIQUIDITY AND CAPITAL RESOURCES

We had $60,224 in cash at September 30, 2013.  Our working capital deficit amounted to approximately $8.4 million at September 30, 2013.

During the three-month period ended September 30, 2013, we used cash in our operating activities amounting to approximately $571,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $770,000 adjusted for stock compensation and other non-cash items of approximately $43,000 and operating assets and liabilities of approximately $242,000.

The Company used cash from investing activities of approximately $40,000 for capital expenditures.

The Company had positive cash of approximately $681,000 from financing activities, of which $250,000 related to the issuance of convertible promissory notes and $431,000 is related to proceeds from loans and stockholder advances, net of repayments of $61,000.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Going Concern

We have suffered losses since inception, and at September 30, 2013, we have a working capital deficit of approximately $8.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured net working capital of approximately $682,000 during the three months ended September 30, 2013. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.  Furthermore, certain debt is past due and is secured by all assets of the Company.  We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. As fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 ,in February 2013 the Company entered into a binding Term Sheet commitment for $30,000,000 in funding with AIC Group Holding Limited, a corporation organized under the laws of the British Virgin Islands. To date AIC has been unable to consummate the transaction, however they have continued to represent to the Company that initial bridge funding of approximately $4,000,000 will be provided on or before November 30, 2013. In the event that the funding from AIC does not materialize, the Company is exploring all legal remedies.

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

Results of Operations

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of salaries and wages for our employees, including stock based compensation of approximately $51,000, along with professional fees and service fees in connection with maintaining our status as a public company.

The increase in our selling, general, and administrative expenses during the three-month period ended September 30, 2013 when compared with the prior period is primarily attributable to an increase in non-capitalizable software development and administrative operations.

Interest Expense

Interest consists of interest payable at stated rates on interest bearing indebtedness.

The increase in interest expense during the three month period ended September 30, 2013 when compared with the prior period is primarily due to the issuance of new convertible notes in addition to the continuing interest accrual of previous notes in default and still outstanding.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4.         Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act ) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2013, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act ) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2013.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. We identified the following material weaknesses in our internal control over financial reporting:

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

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

See Note 7 – Other Matters.

Item 1A.      Risk Factors.

See the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, the Company had no capital stock transactions.

Item 3.         Defaults upon Senior Securities.

None.

Item 4.         Mine Safety Disclosure

Not Applicable

Item 5.         Other Information.

None.

Item 6.         Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: November 19, 2013	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Craig A. Fielding	Chief Executive Officer and Chief Financial Officer	November 19, 2013
Craig A. Fielding	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Shuster	Director	November 19, 2013
Patrick Shuster

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

