Form 10-Q
period 2014-03-31
Consorteum Holdings, Inc.
filed 2014-05-15
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 15, 2014, the Company had 466,150,864 shares of common stock issued and outstanding.

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

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include the Company’s limited operating history; its limited financial resources; The Tarsin bankruptcy including the possible loss of the CAPSA platform; international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; raw material costs and availability; risks related to new product development and introduction; existing government regulations and changes in, or the failure to comply with, government laws and regulations; adverse publicity; competition including the activities of competitors and the presence of new or additional competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy; or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

2

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

Part I - Financial Information

Item 1 - Financial Statements

Consorteum Holdings Inc.

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	June 30,
ASSETS	2014	2013
Current Assets:
Cash	$77,146	$489
Other Current Assets	1,000	–
Total current assets	78,146	489
Property and equipment, net of accumulated depreciation	21,106	6,537
Total assets	$99,252	$7,026

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Bank overdraft	$1,137	$1,042
Accounts payable	820,949	687,337
Accrued expenses	423,401	495,366
Accrued expenses - officers	194,173	69,687
Accrued expenses – payroll taxes and related penalties and interest	260,766	99,921
Loans payable-short term, including accrued interest	3,939,952	3,109,931
Convertible promissory notes, including accrued interest	3,502,177	3,500,346
Due to stockholders	879,547	102,886
Total current liabilities	10,022,102	8,066,516

Stockholders' Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized: zero issued and outstanding	–	–
Preferred A stock, $0.001 par value, 5,000,000 shares authorized: 5,000,000 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	5,000	5,000
Preferred B stock, $0.001 par value, 15,000,000 shares authorized: 4,000,000 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	4,000	4,000
Preferred C stock, $0.001 par value, 40,000,000 shares authorized: zero issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	–	–
Common stock; $.001 par value; 500,000,000 shares authorized; 466,150,864 and 412,400,864 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	466,151	412,401
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	6,444,896	5,781,221
Accumulated other comprehensive loss	(12,758)	(112,954)
Accumulated deficit during prior development activities	(7,617,031)	(7,617,031)
Deficit accumulated during the development stage	(9,110,608)	(6,429,627)
Total stockholders’ deficit	(9,922,850)	(8,059,490)

Total liabilities and stockholders’ deficit	$99,252	$7,026

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Cumulative from Inception (July 1, 2011) Through March 31,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$–	$–	$–	$–	$–

Operating expenses:
Selling, General and administration expenses	571,481	1,749,571	2,003,250	2,207,840	6,804,256
Impairment of investment	–	–	–	–	180,432
Impairment of intangible assets	–	–	–	–	182,941
Total operating expenses	571,481	1,749,571	2,003,250	2,207,840	7,167,629

Operating loss	(571,481)	(1,749,571)	(2,003,250)	(2,207,840)	(7,167,629)

Other income and (expense):
Gain on settlement of debt	-	–	119,086	–	187,899
Interest expense	(213,595)	(181,423)	(796,817)	(376,163)	(2,130,878)
Total other expense, net	(213,595)	(181,423)	(677,731)	(376,163)	(1,942,979)

Net loss	(785,076)	(1,930,994)	(2,680,981)	(2,584,003)	(9,110,608)

Foreign currency translation adjustment	99,406	26,763	100,196	(18,867)	158,751

Comprehensive loss	$(685,670)	$(1,904,231)	$(2,580,785)	$(2,602,870)	$(8,951,857)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	466,150,864	313,853,965	452,264,003	310,728,323

See Notes to Unaudited Consolidated Financial Statements.

Consorteum Holdings Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from entering into development stage
			(July 1, 2011)
	Nine Months Ended March 31,		Through
	2014	2013	March 31, 2014

Cash flows from operating activities:
Net loss	$(2,680,981)	$(2,584,003)	$(9,110,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of investment	–	–	180,432
Impairment of intangible assets	–	–	182,941
Write-off of note receivable	–	–	423,100
Gain on forgiveness of restructuring of debt	(119,086)	–	(187,899)
Depreciation	8,198	595	10,547
Amortization of debt discount	35,000	2,612	38,192
Amortization of deferred finance charges	–	10,915	73,798
Amortization of intangible asset	–	34,000	51,000
Stock-based compensation	78,925	1,496,776	1,862,707
Changes in operating assets and liabilities:
Accounts payable	149,464	(17,115)	497,525
Accrued expenses	353,306	19,428	887,761
Accrued interest	761,653	355,864	1,894,368
Net cash used in operating activities	(1,413,521)	(680,928)	(3,196,136)

Cash flows from investing activities:

Deposits	(1,000)	–	(1,000)

Purchase of license agreement	–	(88,942)	(233,941)
Purchase of investment	–	(155,000)	(180,432)

Capital expenditures	(21,655)	–	(26,315)
Note receivable	(841)	(241,000)	(423,157)
Net cash used in investing activities	(23,496)	(484,942)	(865,629)

Cash flows from financing activities:
Proceeds from loans	395,000	900,000	2,026,482
Deferred finance costs	–	(172,012)	(14,250)
Repayment of bank indebtedness	–	–	(121,938)
Proceeds from stockholders' advances	835,932	–	1,031,517
Repayment of stockholders’ advances	(56,178)	(12,675)	(143,614)
Proceeds from the issuance of convertible promissory notes	250,000	533,520	1,328,264
Repayment of convertible promissory notes	–	–	(4,020)
Proceeds from issuance of common stock	75,000	–	75,000
Net cash provided by financing activities	1,499,754	1,248,833	4,177,441

Effect of exchange rate on cash	13,920	(1,599)	(42,171)

Net increase in cash	76,657	81,364	73,505

Cash, beginning of period	489	9,371	3,641
Cash, end of period	$77,146	$90,735	$77,146

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$9,212
Cash paid for income taxes	$–	$–	$–

Non-cash investing and financing activities:
Debt discount related to convertible note	$35,000	$2,787	$37,787
Fair value of convertible notes issued related to acquisition	$–	$–	$2,078,646
Fair value of shares issued for convertible debt and accrued interest	$528,500	$–	$1,255,935
Fair value of shares issued for accrued salaries	$–	$–	$218,655

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provides us with capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets. ThreeFiftyNine has developed a second generation platform that possesses the capability to deliver any digital content across any cellular network to any Mobile Device or smartphone regardless of operating system. We intend to introduce our second generation platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company is a creditor in this Case No. 13-53607. Until the outcome of this case is clear, the Company has elected to reserve receivables due us and impair any amounts advanced on the licensed technology as of March 31, 2014.

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

GOING CONCERN

We have suffered losses since inception, and at March 31, 2014, we have a working capital deficit of approximately $10 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured net working capital of approximately $1,500,000 during the nine months ended March 31, 2014 and an additional $255,000 subsequent to March 31, 2014. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Furthermore, certain debt is past due and is secured by all assets of the Company. We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. As fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, in February 2013 the Company entered into a binding Term Sheet commitment for $30,000,000 in funding with AIC Group Holding Limited, a corporation organized under the laws of the British Virgin Islands. To date AIC has been unable to consummate the transaction.

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

Basis of Presentation

The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three and nine-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., Bad Rabbit Inc., ThreeFiftyNine Inc. and My Golf Rewards, Inc. All significant intercompany balances and transactions are eliminated on consolidation.

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

The Company excluded 20,000,000 and 20,000,000 options and 3,172,184 and 3,352,184 warrants from the calculation of earnings/loss per share for the three and nine months ended March 31, 2014 and 2013, respectively, as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from the dilutive share calculation.

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

In July 2012, the Company entered into new negotiations with Tarsin in order to reach an agreement that would preserve the value of the CAPSA platform as developed by Tarsin and allow the Company to leverage its relationships with existing Canadian based casinos and resorts as customers that could utilize the CAPSA platform to provide mobile wagering and gaming to their customers. On October 10, 2012, the Company reached a new exclusive licensing agreement with Tarsin that allows the Company to license the CAPSA platform to sell mobile gaming and wagering programs throughout Canada and Mexico, as well as certain customers in the United States. We may ultimately wish to expand in Latin America, China and Europe. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court in the Northern District of California. The Company is a creditor in this Case No. 13-53607. Until the outcome of this case is clear the Company will not know the status of its license. The Company has elected to reserve the entire amount of this receivable.

Since the date of the license agreement, we advanced Tarsin approximately $234,000 in licensing fees. Management determined that due to the financial difficulties of Tarsin and the Company’s inability to secure the necessary capital to exploit the technology, the ability of the Company to execute on the licensed technology was hindered. Accordingly, as of June 30, 2013, the capitalized license costs were deemed impaired in full and the associated costs and accumulated amortization was written down. There were no impairment or amortization charges during the nine months ended March 31, 2014 and 2013. Impairment charges of $183,000 are included in the accompanying statement of operations from inception to March 31, 2014.

Along with the license agreement, we entered into a note agreement with Tarsin to be repaid by September 16, 2013, with interest at 0.25%, per annum. As of March 31, 2014 and June 30, 2013 we made aggregate advances of approximately $423,000. Management determined that due to the financial difficulties of Tarsin and their bankruptcy filing, there was substantial doubt about the ability to be repaid on the aggregate amount of the note receivable from Tarsin. Accordingly, management reserved the full amount of advances totaling $423,000 and charged operations as of June 30, 2013. The charge is included in the statement of operations for the period from Inception to March 31, 2014.

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

5.          Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	March 31,	June 30,
	2014	2013

Loans payable, bearing interest at rates between 0% and 20% per annum (24% default interest). Interest payable monthly. These loans are past due. Unsecured and payable on demand. Accrued interest of $1,153,141 and $661,309 at March 31, 2014 and June 30, 2013, respectively. Certain of these notes totaling $1,990,000 incurred flat fees of 15% upon issuance.	$3,939,952	$3,109,931
Less: Current portion	(3,939,952)	(3,109,931)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	March 31,	June 30,
	2014	2013
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at rates ranging from $0.01 to $0.05, Accrued interest at March 31, 2014 and June 30, 2013 of $301,328 and $340,127, respectively. These notes were convertible upon the merger that occurred in July 2011.	$1,341,980	$1,685,779

Convertible promissory notes, bearing interest between 5% and 18% per annum, maturing between October 2010 and December 2012. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder into shares of common stock at rates ranging from $0.008 to $0.05 or at 35% discount of market. Accrued interest of $100,832 and $48,322 at March 31, 2014 and June 30, 2013, respectively. The notes are in default.	546,286	340,039
Convertible promissory notes, bearing interest at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The notes are convertible at any time at the option of the holder into shares of common stock at rates ranging from $0.02 to $0.05, each. Accrued interest of $37,705 and $62,836 at March 31, 2014 and June 30, 2013, respectively.	112,205	387,336
Convertible promissory notes, bearing interest at 8-12% per annum plus 2% default interest per month as applicable, maturing August 2012 to December 2013. Interest payable monthly. These notes are convertible at any time at the option of the holder into shares of common stock at rates ranging from $0.02-0.03 each. Accrued interest of $343,954 and $179,441 at March 31, 2014 and June 30, 2013, respectively.	1,501,706	1,087,192

Convertible promissory notes	$3,502,177	$3,500,346

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

During fiscal 2013, the Company received approximately $2,000,000 in cash proceeds from an existing note holder with the intent to establish an all encompassed promissory note for the primary lender and provide for additional advances to the Company. On July 17, 2013, the Company memorialized the loans made by the primary lender to provide for repayments in an aggregate amount of approximately $3,557,000. These repayment amounts include interest of either 15% or 10% over the term of the note and a default rate of 2% per month. As of March 31, 2014, approximately $1,502,000 of the total outstanding was convertible debt, $250,000 of which is convertible into 1,000,000 shares of Series B Preferred stock. A portion of these repayments also include fixed fee charges in the amount of $135,000 payable upon issuance of the loan. The Company has been unable to satisfy the repayment obligation. As of March 31, 2014, the Company owes this individual approximately $3,003,000 pursuant to convertible notes and notes payable, along with approximately $1,068,000 accrued interest thereon.

During the nine months ended March 31, 2014, the Company entered into a note payable with a third party for $60,000. Interest accrues at 20% per annum and was due November 30, 2013. Along with the note, the Company issued 5,000,000 shares of common stock valued at $35,000 based on the quoted market price of the common stock on the date of the note. The Company recorded the value of the shares as a discount, to be accreted up over the life of the note. There is no remaining unamortized discount.

Convertible Promissory Notes

During the nine months ended March 31, 2014, the holders of various notes agreed to modify the conversion price of certain of their notes from $0.05 to $0.02 per share. The adjustment to the conversion price was deemed a modification of debt as the change in fair value of the embedded conversion feature was not deemed substantial. The embedded conversion option upon modification had little to no fair value as the exercise price was well above the Company’s stock price on the modification date. Accordingly, the change in fair value of the modified debt was negligible. The holder of the debt immediately converted $180,000 of the total balance into 9,000,000 common shares. The interest accrued on the converted portion of the notes was forgiven and accounted for as gain on settlement of debt in the accompanying financial statements.

In connection with the assumption of convertible notes from MEXI in June 2011 of approximately $2.1 million, we required each holder to agree to certain terms and conditions. The holders agreed to accept shares of common stock at $0.01 or $0.05 per share, depending on the nature and terms of their then existing note. No holder may demand repayment under the terms of the assumption. Generally speaking, all notes will be converted into common stock based on the original principal of the note, exclusive of accrued interest. If all notes were converted at their respected principal amounts, we would issue approximately 134 million shares of our common stock. As of March 31, 2014, we have converted approximately $911,000 of these notes. During the nine months ended March 31, 2014, $248,500 was converted through the issuance of 21,000,000 shares of common stock. We intend to satisfy the remaining notes with our common stock by fiscal year end 2014. The interest accrued on the converted portion of the note was forgiven and accounted for as gain on settlement of debt in the accompanying financial statements.

During the three months ended March 31, 2014, there were no conversions by holders of the above debts .

The Company recognized interest expense of approximately $214,000, $181,000, $797,000, and $376,000 during the three and nine months ended March 31, 2014 and 2013, respectively, in connection with all loans and convertible promissory notes.

6.          Related Party Transactions

From time to time, the Company’s Chief Executive Officer and a stockholder of the Company has advanced monies to the Company for working capital. The amounts due to stockholders represent short-term advances which are non-interest bearing, unsecured and have no fixed terms of repayment. During the nine months ended March 31, 2014, the Company received advances of approximately $836,000 and made repayments of $56,000.

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

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of Consorteum Holdings , Inc. Below is a summary of the terms of such agreement:

•	Retroactive to September 1, 2012
•	Base salary of $240,000
•	Reimbursed office expense of $5,000 per month.
•	5,000,000 options to purchase common stock at $0.002 per share which vest in equal installments from September 1, 2012 through December 31, 2016; provided, however, that all remaining options shall vest immediately upon the termination with cause of the agreement
•	2,000,000 shares of Series A Preferred, fully vested on September 21, 2012
•	2,000,000 shares of Series B Preferred, fully vested on September 21, 2012
•	Unspecified pension and compensation retirement plan; and
•	Incentive compensation amounting to 5 to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

The Company has not reported officer wages subject to withholding of federal and state income taxes. The Company may be subject to taxes, penalties and interest if such wages are not properly reported. As a result, the Company has accrued penalties amounting to approximately $105,000 as of March 31, 2014.

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

The Company is a creditor in two related bankruptcy cases in the U.S. Bankruptcy Court, Northern District of California. The Company has filed proof of claims in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin Inc., Case No. 13-53607. The Company’s license agreement with Tarsin and its advancement of licensing fees is discussed in Note 3 above.

8.          Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 225,000,000 shares of our common stock under convertible notes, warrants and stock options became due as of March 31, 2014, we would not have sufficient authorized common shares to fulfill such obligations. However, our two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred Stock to increase the authorized shares at any time, when deemed appropriate. We intend to increase our authorized common shares in the near future.

Common Stock

During the nine months ended March 31, 2014, holders of $528,000 of the Company’s convertible notes, converted said notes into 40,000,000 shares of common stock. Conversion prices ranged from $0.01 and $0.02 per share. Of the total convertible notes converted, approximately $180,000 of the notes was modified prior to conversion whereby the holder was afforded a lower conversion price ($0.02) than was dictated by the original terms of the agreement ($0.05). The Company analyzed the intrinsic value of the modified conversion and determined that the additional value was negligible based on the assessed value of the conversion option using a Black-Scholes option pricing model due to the converted shares still being significantly out of the money. Thus, no additional interest expense was recorded. Upon conversion of the above notes, holders of said notes forgave accrued interest of approximately $119,000 which is included in the accompanying statements of operations.

During the nine months ended March 31, 2014, the Company issued 5,000,000 fully vested shares of common stock to individuals for services and recorded $35,000 in stock based compensation. The shares were valued based on the quoted market price of our common shares on the date of grant.

During the nine months ended March 31, 2014, the Company issued 5,000,000 fully vested shares of common stock to a third party in connection with a note payable. See Note 5 for additional information.

Warrants

There were no warrants issued to purchase common stock during the three months ended March 31, 2014. As of March 31, 2014, there were warrants exercisable for 3,172,184 shares of common stock.

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

At March 31, 2014, there is approximately $12,000 of unrecognized expense associated with the issuance of these stock options, of which $4,500 and $7,500 in expense is expected to be recognized in fiscal 2014 and 2015, respectively.

Stock option expense related to these options was $13,125 during the nine months ended March 31, 2014. Stock option expense for all stock options during the nine months ended March 31, 2014 and 2013 was approximately $43,925 and $135,618, respectively.

As of March 31, 2014, 20,000,000 options were outstanding with approximately 18,125,000 exercisable.

9.          Subsequent Events

From April 1, 2014 until May 12, 2014 the Company received an advance from the CEO of the Company in the amount of $255,000.

We are proposing an increase in the authorized number of our shares of common stock available for future issuance in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. Our Articles of Incorporation authorize us to issue up to 500,000,000 shares of common stock, par value $.001 per share, and 100,000,000 shares of preferred stock, par value $.001 per share, including 5,000,000 shares of Series A Preferred Stock and 15,000,000 shares of Series B Preferred Stock, and 40,000,000 shares of Series C Preferred Stock, and we are proposing to increase the authorized common stock to 1,000,000,000 shares. As of March 31, 2014, there were 466,150,864 shares of common stock outstanding, 23,372,184 shares reserved for issuance pursuant to outstanding options and warrants, 5,000,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock outstanding. No shares of Series C Preferred Stock are outstanding. We do not propose to increase our authorized preferred stock, which will remain unchanged. In August 2013, the Company filed a preliminary proxy statement with the SEC to increase the authorized shares of its common stock to 750 million. We will be revising our filing of that document to increase the authorized to 1 billion shares of common stock and then notifying shareholders as required and changing our Articles of Incorporation to reflect the additional shares. Once this process is complete we will have sufficient common shares to convert our existing note holders.

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provides the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provides us with capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets. ThreeFiftyNine has developed a second generation platform that possesses the capability to deliver any digital content across any cellular network to any Mobile Device or smartphone regardless of operating system. We intend to introduce our second generation platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company is a creditor in this Case No. 13-53607. Until the outcome of this case is clear, the Company has elected to reserve receivables due us and impair any amounts advanced on the licensed technology as of March 31, 2014.

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

The Company’s funding commitments have not yet materialized and there can be no assurance that we will raise any of the financing we need. The financial results for the quarters presented are reflective of an early stage company that has pilot projects only in place but no active programs. Results for the periods presented have been impacted by the limited financial resources available.

See “Forward Looking Statements” on the first page of this Report.

LIQUIDITY AND CAPITAL RESOURCES

We had $77,146 in cash at March 31, 2014. Our working capital deficit amounted to approximately $10 million at March 31, 2014.

During the nine-month period ended March 31, 2014, we used cash in our operating activities amounting to approximately $1,414,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $2,681,000 adjusted for stock compensation and other non-cash items of approximately 3,000 and operating assets and liabilities of approximately $1,264,000.

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

During the nine-month period ended March 31, 2014, the Company used cash from investing activities of approximately $23,000, primarily for capital expenditures.

During the nine-month period ended March 31, 2014, the Company had positive cash of approximately $1,500,000 from financing activities, of which $250,000 related to the issuance of convertible promissory notes, $75,000 related to the issuance of Common Stock and $836,000 is related to proceeds from loans and stockholder advances, net of repayments of approximately $56,000.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Going Concern

We have suffered losses since inception, and at March 31, 2014, we have a working capital deficit of approximately $10 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured net working capital of approximately $1,500,000 during the nine months ended March 31, 2014. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Furthermore, certain debt is past due and is secured by all assets of the Company. We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so. As fully described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, in February 2013 the Company entered into a binding Term Sheet commitment for $30,000,000 in funding with AIC Group Holding Limited, a corporation organized under the laws of the British Virgin Islands. To date AIC has been unable to consummate the transaction.

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

Results of Operations

Three months ended March 31, 2014 versus three months ended March 31, 2013

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of salaries and wages for our employees, including stock based compensation of approximately $11,500, along with professional fees and service fees in connection with maintaining our status as a public company.

The decrease in our selling, general, and administrative expenses during the three-month period year ended March 31, 2014 when compared with the prior period is primarily attributable to a reduction in stock based compensation of approximately $1.4 million. In 2013 two officers received 40 million shares which caused a onetime charge of approximately $1.4 million.

Interest Expense

Interest consists of interest payable at stated rates on interest bearing indebtedness.

The increase in interest expense during the three month period ended March 31, 2014 when compared with the prior year period is primarily due to the issuance of new convertible notes and loans payable with higher interest rates than previous notes along with continuing interest accrual of previous notes in default and still outstanding.

Nine months ended March 31, 2014 versus nine months ended March 31, 2013

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of salaries and wages for our employees, including stock based compensation of approximately $79,000, along with professional fees and service fees in connection with maintaining our status as a public company.

The decrease in our selling, general, and administrative expenses during the nine-month period ended March 31, 2014 when compared with the prior year period is primarily attributable to a reduction in stock based compensation of approximately $1.4 million, net of additional costs such as payroll. In 2013 two officers received 40 million shares which caused a onetime charge of approximately $1.4 million. In 2014, the Company employed five full time employees who were not present in 2013.

Interest Expense

Interest consists of interest payable at stated rates on interest bearing indebtedness.

The increase in interest expense during the nine month period ended March 31, 2014 when compared with the prior year period is primarily due to the issuance of new convertible notes and loans payable with higher interest rates than previous notes along with continuing interest accrual of previous notes in default and still outstanding.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2014, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act ) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2014.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2014. We identified the following material weaknesses in our internal control over financial reporting:

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

See Note 7 – Other Matters.

Item 1A.      Risk Factors.

See the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, the Company had no capital stock transactions. During the nine months ended March 31, 2014, the Company issued 21,000,000 shares of common stock upon conversion of certain convertible notes from MEXI and 5,000,000 shares to individuals for services and 5,000,000 shares to a third party in connection with a note payable.

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

CONSORTEUM HOLDINGS, INC.

Dated: May 15, 2014	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Craig A. Fielding	Chief Executive Officer and Chief Financial Officer	May 15, 2014
Craig A. Fielding	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Shuster	Director	May 15, 2014
Patrick Shuster

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Quarterly Report on Form 10-Q.

