Form 10-K
period 2014-06-30
Consorteum Holdings, Inc.
filed 2014-10-14
CIK 1387976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6-14845 Yonge Street, Suite #348

Aurora, Ontario, Canada L4G6H8

(Address of principal executive office, including zip code)

(888) 603-5161

(Telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Computed by reference to the last sale price of the common equity on December 31, 2013 of $0.0120, the aggregate market value of voting stock held by non-affiliates is $ 2,627,486.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 466,150,864 shares of the registrant’s common stock outstanding as of October 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part IV, Item 17: None

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include the Company’s limited operating history; its limited financial resources; the success of our fundraising efforts; our ability to meet our obligations, continue as a going concern or realize on our assets, if necessary to meet liabilities; international, national and local general economic and market conditions; demographic changes; our ability to achieve, sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; raw material costs and availability; risks related to new product development and introduction including our Universal Mobile Interface (UMI); competition including the activities of competitors and the presence of new or additional competition; the failure to gain and/or loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology and obtain and/or maintain key licensing arrangements, including the CAPSA license, joint ventures and partnerships; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following business and financial discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this filing.

ii

PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

Consorteum Holdings, Inc. (“Holdings” and the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. We are a holding company incorporated in the State of Nevada, with three subsidiaries, Bad Rabbit Inc. ThreeFiftyNine Inc. and Consorteum Inc. On April 9, 2009, we changed our name to Consorteum Holdings, Inc. Due to our change in business; we determined that the Company had an inception date for financial reporting purposes of July 1, 2011. Our corporate headquarters are located at 6-14845 Yonge Street, Suite #348, Aurora, Ontario, Canada, L4G 6H8. Our telephone number is (888) 603 5161.

In July 2013 the Company made a decision to recast its business as a provider of digital content across mobile devices. In conjunction therewith, the Company formed two new Nevada subsidiaries: Bad Rabbit Inc. and ThreeFiftyNine Inc. (359) and hired a senior level software development team. Moving forward, ThreeFiftyNine aims primarily at securely delivering rich mobile content across mobile devices as well as delivering diverse payment and other transactional platforms that are rapidly converging due to advances in smart phone mobile technology. ThreeFiftyNine intends to be a highly differentiated business in the digital space, focusing on cloud infrastructure design, development and deployment, as well as in digital transaction management.

Holdings has spent the last three years developing relationships and licensing agreements that will enable us to participate in the emerging market of mobile gaming. We intend to build our company with the capabilities to deliver rich mobile content to end users who will use their smart phones in radical new ways. In July 2013, we formed a wholly-owned subsidiary, ThreeFiftyNine Inc. and hired a software development team that had previously designed the world’s first regulatory compliant mobile platform for delivery of gaming content originally known as CAPSA, which met the rigorous standards of the Nevada Gaming Board. CAPSA represents the first generation software delivery platform for mobile devices.

The development team that we hired had spent the past five years and millions of dollars in non-recurring engineering costs to complete the development of the platform. At the heart is the capability to deliver any digital content across any cellular network to any mobile device or smart phone. This key differentiator makes it possible for us to approach many different markets that are in the business of providing mobile connectivity and mobile content.

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States, and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provided us with capabilities in the mobile handset market which we could use to ensure cross functionality of mobile applications across a wide variety of handsets. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin Inc., which included the first generation CAPSA platform. On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is expected to be entered into in October 2014, will grant latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface (“UMI”). We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

The UMI, which our team is developing, will be a second generation platform and will represent a key advantage for our Company as we enter into the mobile gaming market as the UMI allows content providers the ability to develop content once, while the UMI platform identifies the mobile device and delivers the proper display format for that mobile device. Without a universal platform, content providers must reprogram their mobile application each time they update or add to their content; or the mobile device operating system is updated. We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals.

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

In July 2012, we entered into negotiations with Knockout Gaming Limited (“Knockout”), a corporation organized under the laws of the Isle of Man, to resell their online gaming licensed platform, Fireplay. We may enter into a licensing and reselling agreement once Knockout launches their platform. Since July 2012, we paid $180,432 to Knockout as an interim payment against a future equity position in Knockout. If the Company obtains funding, we may purchase up to a 10% equity position in Knockout pending further due diligence to determine whether or not the parties will move forward with the proposed transaction.

In September 2012, we entered into employment agreements with Mr. Craig Fielding, our CEO and CFO and Mr. Pat Shuster, our Chief Operating Officer (COO) and Secretary, which provide cash compensation, signing bonuses in Preferred Stock, stock options and bonuses upon achieving revenue milestones through December 31, 2016. See Item 11 below. We believe that it is in the best interests of the Company and its shareholders to retain these individuals.

On September 21, 2012, the Company’s board of directors approved the creation of a Series C Preferred Stock. In connection therewith, we filed a certificate of designations with the Nevada Secretary of State to create and reserve for future issuance 40,000,000 shares of Series C Preferred Stock. The shares are voting, will pay no dividend, are each convertible into four (4) shares of common stock, and have a liquidation preference junior to the Series A and B Preferred Stock. No Series C shares have been issued to date.

In March 2013, we entered into negotiations with Knockout Entertainment, a Nevada corporation (“KOE”), for a future equity position in KOE. Post funding of the Company, as discussed in Items 1 and 7, we intend to purchase up to a 5% equity position in KOE pending further due diligence to determine whether or not the parties will move forward with the proposed transaction. The Company has elected to expense the funds advanced to date.

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). Other than the Term Sheet, there is no other relationship between the Company and its affiliates and AIC.

The Term Sheet provided that AIC agreed to lend $30,000,000 to the Company in six (6) consecutive monthly installments (the “Loan”) with the first portion of the funding to begin no later than 60 days from the date of the Term Sheet. The installments will vary in size depending upon the working capital requirements of the Company at the time each installment is due. AIC may extend only the first installment one time for a period of up to 45 days. The Loan will bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears beginning one year from the funding of the first portion of the Loan. The Loan and all remaining accrued and unpaid interest is due and repayable seven (7) years after the first funding installment; provided, however, that the Company may extend the repayment date for two successive one year periods by giving 90 day prior notice to AIC and paying an extension fee of 2% of the principal amount of the Loan to be renewed. If AIC defaults in advancing any installment of the Loan, then the Loan agreement shall terminate forthwith and the Company shall have no repayment obligation to AIC. The Company may prepay all or any portion of the Loan at any time without premium or penalty. The Company will grant AIC a first priority security interest in and to all of its assets including its Intellectual Property (“IP”) as collateral security for the Loan. If the Company defaults in making any repayment of interest or principal or under any other material terms and conditions of the Loan, AIC shall have the rights of a secured party under the security agreement to foreclose on the Company collateral to satisfy the Loan. The Company will pay a total of four percent (4%) of the Loan in origination fees to two consultants as each portion of the Loan is funded, and a one- time administrative fee of $150,000 that will be refunded if the funding of the Loan does not occur as scheduled. The Loan has yet to close, as discussed below.

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

The AIC Funding was expected to close on or before May 31, 2013. The closing delay was attributable to AIC working through a complex process with several international banks, part of AIC’s transaction, and the necessity of working through all the due diligence items prior to closing. As a result of the delays, the Company has negotiated an Amendment No. 1 to the Term Sheet dated May 22, 2013 to increase the Bridge Loan from $2 million to $4 million with the remaining funds of $30 million to be paid out over the next six months. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. Ultimately AIC was unable to close this amended round of funding and the Company was advised that AIC experienced delays with its original funding partner but subsequently secured an alternative funding partner. AIC has represented to the Company that the funds are now under AIC’s control and AIC is working with its bridge funding partners to provide the bridge financing in the near future. Due to the extreme delays experienced, the Company has informed AIC that should funding not occur as committed to, the Company will pursue all legal remedies available to recover its $150,000 funding deposit as well as damages relating to breach of contract and lost business opportunities. Furthermore, the Company has expensed the financing fees.

For the year ended June 30, 2014, we have secured net working capital of approximately $645,000 from existing convertible note holders as well as approximately $1,491,000 from an officer of the Company.

The Company has faced and may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives described in this Annual Report on Form 10-K require capital expenditures by Holdings to move forward and management anticipates that delays in project implementation will continue if funds are not available to it.

The business description below describes our business in greater detail.

OUR BUSINESS

Holdings started out as a transaction management company focused on transaction processing solutions and products for the payment processing and financial transaction markets through a mix of on-deck partnerships, license agreements, and joint venture revenue share arrangements. Holdings has spent the last three years developing relationships and licensing agreements that will enable us to participate in the emerging market of mobile gaming. Through a license arrangement and our development team, we have the capability to deliver rich mobile content to end users who will use their smart phones in radical new ways. Our Universal Mobile Interface solution has the capacity to open up opportunities in multiple business verticals. As a result, Consorteum now specializes in delivery of mobile content, mobile payment solutions and products through a mix of on-deck partnerships, license agreements, and joint venture revenue share arrangements. It operates as a technology and services aggregator to meet the diverse needs of its client base by leveraging a wide range of products and services to develop end-to-end, turn-key card and payment transaction processing solutions.  The Company also has extensive expertise within the Payments and Transaction Industry in North America and internationally.

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

As mentioned earlier, the licensing agreement that we have reached and should be entering into in the near future with NYG will provide the Company with the right to license the CAPSA software platform, make further enhancements to the platform and market and rebrand it. ThreeFiftyNine’s Universal Mobile Interface platform is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The UMI provides us with proven capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets. At the heart is the capability to deliver any digital content across any cellular network to any mobile device. This key differentiator makes it possible for us to approach many different markets that are in the business of providing mobile connectivity and mobile content. With the development team in place, we will now begin to add additional businesses that complement our capabilities. Our new software solution will be a second generation platform and will represent a key advantage for our company as we enter into the mobile gaming market.

The Company understands the complexities of delivering digital media content across mobile devices. Multiple different operating systems, user interfaces, and form factors have created enormous barriers to launching commercial initiatives. Our mobile solution combines a hybrid mobile application with a thin client server platform, allowing us to deliver thin client applications that are handset agnostic. 359’s UMI supports over 1500 different handset/tablets that allow us a unique capability to deliver optimum display content and device functionality to any mobile device. Naturally, our UMI contains multiple security functions including geo-fence and geo-location technologies.

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

Universal Mobile Interface- the Solution for Going Mobile

Today’s current mobile application and content solutions are limited - whether it be in how users can interact, or the number of devices it can actually support. As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market Our UMI is able to take the “how” out of mobile planning, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, it is absolutely critical for a platform to be interoperable between any mobile network and device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers. 359 works with operators and multi-tier networks to successfully execute programs on behalf of brands. 359’s UMI platform provides an end-to-end, versatile framework for brands to design once and deliver unparalleled mobile experiences regardless of device or operating system upgrades. UMI is a comprehensive universal mobile content delivery solution that is based on web-standards and is carrier, operating systems and device agnostic. This allows companies to reach the broadest consumer base: 5200+ devices; 27+ languages; 180+ countries; non-native font support. Today, the UMI supports millions of mobile consumers, with thousands added daily.

MARKET OVERVIEW

People are spending more time on their mobile phones than ever before. This new marketing world consists of terms like smart phones, SEO, mobile sites, geolocation, and social marketing. It therefore becomes imperative for companies to understand these new types of consumers and how best to reach them. Technologies such as Geolocation and mobile tagging can help companies and brands better understand the mobile consumer and deliver more targeted, relevant messaging.

In 2011, smart phone sales surpassed computer sales for the first time. By 2012 desktop and portable computer sales contracted for the first time ever, and smart phone penetration in the US passed 50%. While for manufacturers this represents a notable change in the state of the market, such developments only reinforce our analysis that digital publishing is moving past the tipping point as a leading mechanism for consumer transactions.

While overall retail sales are low, they are proven and represent high growth, with e-Marketer’s report of June 2013 predicting UK mobile sales (m-commerce) of £6.7 billion in 2013 growing to £17 billion in 2017. We believe this trend will continue in other worldwide markets over the coming years.

In the U.S. in 2012, there were 105 million mobile Internet subscribers (mobile phones, tablets, etc.). According to eMarketer, that number was poised to grow 24 percent in 2013. According to industry analysts, mobile internet usage should over take desktop internet usage by the end of 2014. By 2016, U.S. mobile Internet subscribers are predicted to top 174 million people. Forbes reports that by 2017, 87 percent of all connected devices will be smart phones and tablets.

The global market has even more room for growth. Morgan Stanley estimates that while there were 1.1 billion global smart phone subscribers in 2012, the average growth rate for the top fifteen countries worldwide was an incredible 42 percent. This growth rate likely won’t slow soon—market penetration in these same fifteen countries is still only 17 percent of possible mobile subscribers.

Worldwide mobile phone users number over 5.5 billion, which provides a huge potential market just for those transitioning from regular mobile phones to smart phones. As reported in The Guardian, Smartphone sales passed 1 billion units in 2013 in China, one of our targeted markets.

Industry analysts such as smartinsights.com confirm ever increasing usage of smart phones by people worldwide:

•	One half of all local searches are performed on mobile devices
•	Mobile tags provide more product information like comparison shopping offers than traditional barcodes
•	86% of mobile internet users are using their devices while watching TV
•	29% of mobile users are open to scanning a mobile tag to get a coupon
•	On average, Americans spend 2.7 hours per day socializing on their mobile device. That’s over twice the amount of time they spend eating, and over 1/3 of the time they spend sleeping each day.
•	The top 5 items people use their mobile device for are:

1.	Games 61%
2.	Weather 55%
3.	Search 50%
4.	Social Network 49%
5.	Music 42%

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

Existing Solutions and Limitations

Multimedia Messaging Service

One possible solution is the use of Multimedia Messaging Service (MMS) to send pictures and videos. MMS is a standard developed by the Open Mobile Alliance, an industry consortium. MMS can be an effective way to send pictures from one person to another, but as the mobile experience moves from photo to videos and more importantly from point to point communication to social networks, MMS may begin to encounter substantial scalability issues. MMS approaches the sending of rich media with a lowest common denominator to provide a video experience that will be common across handsets rather than providing the best possible experience a handset can provide. More specifically, MMS does not work consistently for video.

Other limitations of MMS include:

a.	File size limitation. MMS videos are generally limited in duration by file size. Limits include 10, 15, or 30 second duration for video, and file size is often limited to 100, 200, or 300 Kbytes. These limits can be imposed both by carriers and by handset makers.

b.	MMS video is not stored in “The Cloud.” A MMS file is generally not accessed easily from a PC. If the mobile phone user switches to another handset, that user must often first manually transfer the MMS picture or video to a PC and then transfer it back to the new handset, a cumbersome process.

c.	Conversation limitations. MMS does not allow a fluid interface for back and forth “video conversations.” You cannot easily comment on someone’s MMS video.

d.	Difficulty interfacing with social networks. While it is possible to post an MMS picture or video to a Facebook or Twitter account, it does not lend itself to a feature- rich mobile experience.

e.	Standard setting delays. As new technologies to enhance MMS are developed, their adoption will be governed by the MMS standards setting process. This is likely to result in significant delays in enhancement, implementation, and evolution of the technology.

f.	Video on Mobile Phones. Most major manufacturers of mobile phones already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles. Dozens of companies have developed and continue to maintain databases that capture the differences between handsets, at significant expense.

Smart phones:

Smart phones have emerged as a fast growing sector of the market, blending multi-media, data and internet access and mobile communications. The smart phone market, most of which by definition is media enabled, will be a growth market that will allow carriers to add a variety of revenue streams attached to data and multi-media messaging. The market demand for video sharing services will grow dramatically.  Mobile phone equipment manufacturers continue to offer new phones with additional capabilities while the mobile phone carriers will need to enhance their 3G and 4G networks to allow users to take advantage of these capabilities.

Video and Picture Sharing Approaches

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

While the entire market is nascent, leaders will emerge based on their brand recognition, number, or users in their network, ease of use and financial resources. Additionally, many of these services are free while others charge a use or monthly fee. Others appear to be focused on an advertising based model. At this time, the size of the market is indeterminable but is generally thought to be growing and viable. The size and ultimate viability of the market will be based on the ease of use, cost to use, adoption rate of smart phones and the acceptance of brands where mobile content delivery is a viable advertising medium.

COMPETITION

Historically the applications market began with Native Applications developed for specific phone models and operating systems. Because the Apple iPhone initially dominated the Smartphone market most applications were developed first for the current iPhone and then rewritten for the Android. Then as new Smartphone models were released or operating systems upgraded, the Native Applications had to be rewritten and customers were required to download new applications.

As mobile networks increased in speed and capability, Mobile Web Applications became popular for non-secure applications. Web Applications lack in security and can’t match the user experience of Native Applications but they offer a less expensive alternative and do not require the constant support of Native Applications. To address the need for secure applications that offer a robust user experience, Hybrid Applications address the market needs. A Hybrid application optimizes the unique functionality and display of mobile devices while utilizing the computing power of a host processor, usually in the cloud.

Cloud and SaaS models have broken through the trust barrier, giving hosted solutions full security approval in B2B markets. We believe the reduction upon reliance of installed and maintained hardware, with the associated freedom to drive scale across multi-national footprints, will drive even greater adoption of cloud-based infrastructure. The Universal Mobile Interface solution incorporates a mobile platform delivering data from a cloud computing backend to deliver content and proper display to any mobile device.

Our NYG license will allow cross operating system development but is unique in addressing the needs of the gaming industry, which is complex and highly regulated. Our offering addresses key issues such as security, user authentication, geo-location and geo-fencing. Addressing all the market needs allows rapid development and low cost of ownership and mass market mobile device coverage. Other companies such as Cantor Wireless Gaming, Harrah’s, IGT and Bally Tech as well as William Hill, NV Sports Book and Boyd Gaming have put forward public strategies and initial offerings within the gaming market but we do not believe these companies have the history and pedigree in the needed technology to deliver a robust full featured mobile solution. There are a few development companies entering the market who claim to have a mobile platform to compete with our UMI, however, their product descriptions included caveats like “most popular models” and “current operating systems” where our UMI can support all mobile devices.

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

Because our technology solution is designed to work with all mobile handset devices, we believe the fragmentation we see developing in the operating systems of the major suppliers will work to our advantage. There is a clear need to deliver new and innovative solutions that are agnostic to the mobile handset manufacturer. Ultimately ThreeFiftyNine is positioning itself to lead the industry in this capability.

Notwithstanding the foregoing, we anticipate competition in our markets and for our products and services to be stiff. Many of our competitors may have substantially greater resources than we do. There can be no assurance that we will compete successfully.

OUR SALES AND MARKETING STRATEGY

Digital Gaming Strategy

Publishing content and managing transactions in a highly regulated environment such as gaming also passed a key tipping point in 2012. In the US, 44 States allow some category of paid gaming or betting, primarily for Race Book; and three states, Nevada, Delaware and New Jersey currently offer online and mobile gambling. In the last 12 months the first five or six states have made progress in, or completed, digital gaming regulatory approval processes, led by Nevada and more recently New Jersey.

As reported in the Washington Post, at least nine states are expected to consider allowing online gambling in the next twelve months The Post expects to see movement to consider legislation that would authorize or expand Internet gambling in California, Colorado, Hawaii, Iowa, Louisiana, Massachusetts, Mississippi, and Pennsylvania. In five of those states (California, Hawaii, Iowa, Massachusetts, and Pennsylvania) such legislation has either already been introduced or carried over from last year.

US gaming faces the most stringent technical and regulatory challenges, even more challenging than mobile banking by an order of magnitude. Requirements include Geo-fencing within territorial borders and on-property, plus a sophisticated range of anti-fraud measures to validate the user’s account and the device. Mobile- and simcard-based technologies offer a flexible range of solutions, more so than online or web-based technology (where variable IP addressing negates many anti-fraud measures).

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

Global gambling revenues passed US$ 417 billion, and about $125 billion of that is generated inside the U.S.; according to the latest research undertaken by Investor’s Place in a July 2013 article. This figure is an increase of 5.6% on the previous year.

The internet has given rise to an ever increasing trend in gambling. It’s becoming easier than ever to take a chance online. Interactive gambling accounted for 8.4% of global gambling revenues in 2012, up from 8.0% in 2011. This figure would suggest there is still room for further growth in the Interactive sector, especially if the US does adopt some kind of federal or state regulation for Internet gambling in the coming years. In 2012, online gambling revenue was only 8% of global gaming revenue. But that’s still €21.7 billion, not bad when you consider that the cyber-space portion only weighed in at €6.6 billion back in 2003. H2 Gambling Capital believes this growth will continue at a rate of 30% within the next three years, projecting a market worth €28.24 billion by 2015.

Commenting on the figures, Global Betting and Gaming Consultancy’s (“GBGC”) Director Lorien Pilling said, “GBGC is forecasting that global gambling revenues will reach US$ 500 billion by 2014”. The market trend towards digital gaming has been reinforced by major technology investments by William Hill and Ladbrokes to name just a few with the focus on seizing market share of a growing digital gambling market estimated by Juniper Research to be worth $100 billion by 2017.

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

Sales and Distribution

We have existing business partners that we are currently working on developing applications for. We intend to extend our base of business globally. Once funding is achieved, we plan to enter into contracts with existing casinos that desire to add mobile gaming and wagering to their offerings. The addition of a mobile wagering/sports betting platform allows the casinos to brand a new capability and attracts new clients to the property. Typically we will enter into a contract to provide custom gaming and wagering and additionally we will charge a per user fee which may include a percentage of the wage or gaming “rake”.

Although the Company will initially focus its resources on generating revenue from the sale of mobile gaming and wagering contracts, we also intend to look for other non-gaming based opportunities.

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

INTELLECTUAL PROPERTY

Intellectual property that has been licensed as part of our current business deals include cloud development and deployment technology, operating system authentication, white and black list control, mobile device ID verification and empirical application feature support, geo-location support, geo-fence technology and multi brand and location mobile application support. In addition, we will be entering into a license agreement with NY Group for the CAPSA platform in the near future.

REGULATION

We are fully compliant with the main mobile regulatory controls such as VeriSign, Safe Harbor, and commerce, and all carrier commerce and mobile consumer privacy regulations. The original Tarsin CAPSA platform (developed by the 359 team) is approved by the Nevada Gaming Board as a mobile payment based application and approved solution.

EMPLOYEES AND CONSULTANTS

At September 8, 2014 the Company (and its subsidiaries) had seven (7) employees. We expect no significant changes in the number of our employees. The Company engages the services of independent contractors to assist it with developing our product offerings. We plan to engage full-time employees as our business develops and when we obtain sufficient working capital. All payments made to our employees in calendar 2014 will be properly reported to government agencies.

In September 2012, all existing management contracts were terminated by mutual agreement with the parties effective August 31, 2012. On September 1, 2012, the Company entered into an Executive Employment Agreement with each of Craig Fielding, CEO and CFO of Consorteum Holdings Inc., and Patrick Shuster, COO and Secretary of Consorteum Holdings, through December 31, 2016. These changes in management contracts were undertaken in light of our financial position and in order to better position us to attract additional financing. Furthermore, as set out in the financial statements, these individuals exchanged significant liabilities that existed as of June 30, 2012, in consideration for issuance of common stock as a subsequent transaction.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are not required to provide the information under this item. See “Forward Looking Statements,” above.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  PROPERTIES

The Company maintains an office located at 6-14845 Yonge Street, Suite #348, Aurora, Ontario, Canada L4G 6H8. The Company also leases office space in Incline Village, Nevada where the principal operations of ThreeFiftyNine Inc. occur pursuant to a lease executed in July 2013. The monthly rent is approximately $4,500. The initial lease was for three months with various options to extend through July 2015 if desired.

ITEM 3.  LEGAL PROCEEDINGS

On June 27, 2012 plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Court”) against the Company, our COO Patrick Shuster (“Shuster”), CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company (the “Action”). The Company, Shuster and Fielding were never served with the summons and complaint, and, upon information and belief, neither were any of the remaining defendants. Plaintiffs alleged 12 different causes of action against various defendants, but only Count XI was alleged against the Company. In this count, plaintiff Cellura individually alleged that the Company (among other defendants) breached his employment agreement with the Company and sought damages in excess of $5,000,000. The complaint did not give any detail of the specific breaches by any of the defendants; nor did it describe how plaintiff had been damaged for a sum in excess of $5,000,000. The complaint also alleged certain securities law violations against all individual defendants. Lastly, the complaint alleged various causes of action against the individual defendants for intentional infliction of emotional distress, breach of fiduciary duty, defamation, and interference with various business opportunities, prospective advantage, and negligent supervision. The Company never entered into any employment agreement with Mr. Cellura. The Company also had various counterclaims against Mr. Cellura.

In October 2012, the Company and Cellura as well as certain of the individual defendants named in the Action entered into a settlement agreement pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company were resolved; the stipulation of discontinuance was filed with the Court and a general release agreement was executed and delivered by all parties on or about October 31, 2012 ending the Action.

As of the fiscal year end, the Company was a creditor in two related bankruptcy cases in the U.S. Bankruptcy Court, Northern District of California (“Court”). The Company filed proofs of claim and submitted an administrative expense claim for critical support services rendered to debtors in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin, Inc. Case No. 13-53607. On or about June 10, 2014, the Court approved the debtors’ motion to sell substantially all of their assets to NYG Holdings, LLC (“NYG”) and a related motion to approve a compromise of controversy with Tarsin (Europe) LTD., the largest unsecured creditor in these bankruptcy cases. As related to the sale, the Company negotiated a settlement with NYG whereby, among other things, NYG would grant the Company a new license for the CAPSA platform and the Company would withdraw its claims in the bankruptcy cases upon receipt of the license with NYG. It is anticipated that the Company will enter into the license agreement with NYG in the near future and make appropriate bankruptcy filings thereafter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “CSRH.QB.”

The range of closing bid prices shown below is as reported by the OTCBB. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTCBB Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Years Ended June 30, 2014 and 2013

	HIGH	LOW

Quarter Ended September 30, 2013	$0.0121	$0.0051
Quarter Ended December 31, 2013	$0.0200	$0.0054
Quarter Ended March 31, 2014	$0.0125	$0.0060
Quarter Ended June 30, 2014	$0.0180	$0.0045

	HIGH	LOW

Quarter Ended September 30, 2012	$0.0070	$0.0012
Quarter Ended December 31, 2012	$0.0150	$0.0020
Quarter Ended March 31, 2013	$0.0450	$0.0093
Quarter Ended June 30, 2013	$0.0399	$0.0100

Holders of common equity

As of October 14, 2014, we had approximately 231 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

We have not declared or paid a cash dividend to stockholders since our company was organized. Our board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

None but see Note 11 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE LEVEL OVERVIEW

Consorteum Holdings has spent the last year recasting the direction of the Company. We intend to take advantage of the opportunities that we have identified in the digital delivery of content to mobile devices. The market opportunities that are opened to a company that can master the technology of delivering any digital content in a secure, geographically precise area, across any smart phone or mobile device are vast. Our main task has been to narrow our initial focus on the market of mobile gaming. The technology necessary to successfully deliver end-to-end gaming content for our customers requires the platform to be capable of a secure financial transaction, with complicated rules of winning, regulated by a government entity that depends on location based services. If you break apart each of the technology barriers outlined, you can begin to see how powerful our advantage will become as we go to market with customers in the gaming, medical and pharmaceutical industry, government services and financial transaction e-commerce businesses.

Our decision to enter into a licensing agreement with Tarsin Inc. to enable our use of their first generation CAPSA platform for mobile content delivery enabled the Company to validate the market opportunities. In addition, the Company anticipates executing a long term licensing agreement with NYG Holdings LLC in the near future to preserve the Company’s right to utilize the CAPSA platform. This agreement will actually improve the Company’s position by enabling the ThreeFiftyNine development team to create platform improvements, rebrand and market the enhanced platform which will be known as the Universal Mobile Interface. It is our belief that the UMI platform will lead the market in the capability to deliver unique solutions to customers that will become the basis of our revenue moving forward.

In August 2013, the Company announced the first organizational restructuring that has been designed to expedite our new market entries in technology and payment solutions. A new business entity, ThreeFiftyNine Inc., was incorporated by us in Nevada. This subsidiary will act as the lead operational business unit. A core technology development team has been recruited and is in place at ThreeFiftyNine, including resources in the areas of cloud infrastructure design, development, and deployment, as well as in digital transaction management.

ThreeFiftyNine Inc. intends to be a highly differentiated business in the digital space, with brand development occurring on a continual basis to further enhance our UMI platform and meet the needs of our target client base. The business is commercializing a number of new business opportunities that have been under assessment. This involves formalizing a structure to support go-to-market programs that have already been through a business review and modeling process. The proposed programs are closely tied to key vertical market segments, with lead customers and partners in both direct and indirect distribution models.

On February 6, 2013, the Company entered into a binding term sheet commitment (the “Term Sheet”) for a $30,000,000 funding agreement with AIC Group Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“AIC” or “Funder”). AIC has agreed to lend $30,000,000 to the Company in six (6) consecutive monthly installments (the “Loan”) with the first portion of the funding to begin no later than 60 days from the date of the Term Sheet. The installments will vary in size depending upon the working capital requirements of the Company at the time each installment is due. AIC may extend only the first installment one time for a period of up to 45 days. The Loan will bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears beginning one year from the funding of the first portion of the Loan. The Loan and all remaining accrued and unpaid interest is due and repayable seven (7) years after the first funding installment; provided, however, that the Company may extend the repayment date for two successive one year periods by giving 90 day prior notice to AIC and paying an extension fee of 2% of the principal amount of the Loan to be renewed. If AIC defaults in advancing any installment of the Loan, then the Loan agreement shall terminate forthwith and the Company shall have no repayment obligation to AIC. The Company may prepay all or any portion of the Loan at any time without premium or penalty. The Company will grant AIC a first priority security interest in and to all of its assets including its Intellectual Property (“IP”) as collateral security for the Loan. If the Company defaults in making any repayment of interest or principal or under any other material terms and conditions of the Loan, AIC shall have the rights of a secured party under the security agreement to foreclose on the Company collateral to satisfy the Loan. The Company will pay a total of four percent (4%) of the Loan in origination fees to two consultants as each portion of the Loan is funded, and a onetime administrative fee of $150,000 that will be refunded if the funding of the Loan does not occur as scheduled. The Loan has yet to close, as discussed below. The Company has elected to expense the financing fees advanced rather than to defer these items.

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

The AIC Funding was expected to close in fiscal year 2013. The closing delay was attributable to AIC working through a complex process with several international banks, part of AIC’s transaction, and the necessity of working through all the due diligence items prior to closing. As a result of the delays, the Company has negotiated an Amendment No. 1 to the Term Sheet dated May 22, 2013 to increase the Bridge Loan from $2 million to $4 million with the remaining funds of $30 million to be paid out over the next six months. The Bridge Loan shall bear interest at the rate of six percent (6%) per annum and will convert to a convertible note that shall continue to bear interest at six percent (6%) per annum and be convertible into restricted shares of common stock of the Company at any time at a conversion rate equal to 85% of the average closing price per share of common stock of the Company for the five (5) days preceding the conversion date. Ultimately AIC was unable to close this amended round of funding and the Company was advised that AIC experienced delays with its original funding partner but subsequently secured an alternative funding partner. AIC has represented to the Company that the funds are now under AIC’s control and AIC is working with its bridge funding partners to provide the bridge financing in the near future. Due to the extreme delays experienced, the Company has informed AIC that should funding not occur as committed to, the Company will pursue all legal remedies available to recover its $150,000 funding deposit as well as damages relating to breach of contract and lost business opportunities. Furthermore, the Company has expensed the financing fees.

In January 2013, we made a partial payment of $180,432 towards acquiring a 10% common equity investment in KO Gaming, Inc. and a 5% common equity investment in KO Entertainment, Inc., for an aggregate purchase price of $3.5 million, which may be funded in its entirety when and if the funds are received from the $30 million investment discussed above and subject to further due diligence. The Company has elected to expense the funds advanced to date. Knockout Gaming, Inc., a Nevada corporation, is dedicated to leading the online gaming industry worldwide by providing innovative i-gaming turnkey solutions in an expanding industry. Knockout Gaming’s executive management team has extensive expertise in this multi- billion-dollar industry. Knockout Gaming has aligned itself with industry leaders to provide cutting-edge online gaming solutions. Online gambling licenses are only awarded to companies that have passed a rigorous vetting process. Knockout Gaming's license was issued on July 17, 2012 and is regulated by the Isle of Man Gambling Supervision Commission. There are only about 47 platforms to date that have been approved in the past eight years by the Isle of Man Gambling Supervision Commission. In 2001, the Isle of Man Government was one of the first jurisdictions in the world to introduce legislation specifically designed to benefit gambling and e-gaming companies and fully protect customers. KO Entertainment, Inc. distributes quality entertainment and media products in online, digital, and print media. Its latest offering is the debut of Knockout LIVE on Roku IPTV Systems. Knockout LIVE will represent the launch of the first network to stream in Blu-Ray quality on IPTV. While intended primarily as a music network, Knockout LIVE will also be hosting exclusive pay-per-view interactive concerts and other events. We impaired this investment since we are not in a position to make any additional investment due to our illiquidity at the current time.

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provided us with capabilities in the mobile handset market, which we could use to ensure cross functionality of mobile applications across a wide variety of handsets. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC, (“NYG”) acquired the original intellectual property from Tarsin Inc., which included the first generation CAPSA platform.

On June 12, 2014, the Company entered into a multi-year license agreement for the platform with NYG. This license grants latitude to the Company to make modifications and further enhancements to the platform, which will now be marketed as the Universal Mobile Interface. We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals.

As mentioned earlier, the licensing agreement that we have reached with NYG provides the Company with the right to license the CAPSA software platform, make further enhancements to the platform and market and rebrand it. ThreeFiftyNine’s Universal Mobile Interface platform is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The UMI provides us with proven capabilities in the mobile handset market, which we can use to ensure cross functionality of mobile applications across a wide variety of handsets. At the heart is the capability to deliver any digital content across any cellular network to any Mobile Device. This key differentiator makes it possible for us to approach many different markets that are in the business of providing mobile connectivity and mobile content. With the development team in place, we will now begin to add additional businesses that complement our capabilities. Our new software solution will be a second generation platform and will represent a key advantage for our company as we enter into the mobile gaming market.

The Company understands the complexities of delivering digital media content across mobile devices. Multiple different operating systems, user interfaces, and form factors have created enormous barriers to launching commercial initiatives. Our mobile solution combines a hybrid mobile application with a thin client server platform, allowing us to deliver thin client applications that are handset agnostic. 359’s Universal Mobile Interface supports over 1500 different handset/tablets that allow us a unique capability to deliver optimum display content and device functionality to any mobile device. Naturally, our UMI contains multiple security functions including geo-fence and geo-location technologies.

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

Universal Mobile Interface- the Solution for Going Mobile

Today’s current mobile application and content solutions are limited - whether it be in how users can interact, or the number of devices it can actually support. As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market. Our UMI is able to take the “how” out of mobile planning, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.  In order to initiate and maintain connections with mobile consumers, it is absolutely critical for a platform to be interoperable between any mobile network and device. This full-service approach redefines how brands develop mobile strategies to strengthen their connections to consumers. 359 works with operators and multi-tier networks to successfully execute programs on behalf of brands. 359’s UMI platform provides an end-to-end, versatile framework for brands to design once and deliver unparalleled mobile experiences. UMI is a comprehensive universal mobile content delivery solution that is based on web-standards and is carrier, operating systems and device agnostic. This allows companies to reach the broadest consumer base: 5200+ devices; 27+ languages; 180+ countries; non-native font support. Today, the UMI supports millions of mobile consumers, with thousands added daily.

The license agreement with NYG in the near future is intended to become the keystone in our plans to rebrand ourselves as a leader in the mobile publishing and mobile gaming industry. All of our previous initiatives will be redesigned with the core focus of establishing our reputation for creative solutions cross platforms applications in a mobile world. The UMI platform will facilitate our ability to develop mobile applications that can be leveraged into many different market verticals (including but not limited to):

•	e-health
•	Government
•	Finance and m-commerce

We anticipate that in the near future we will deliver to market a series of mobile applications in the gaming, entertainment, sports and mobile financial solutions industries.

In monetizing the platform itself, our B2B sales effort is focused on sports books and lotteries (who are already well aware of the compelling returns on mobile). We intend to leverage our compliance and audit proof points, and in addition to mobilizing their content we intend to offer additional games from our content portfolio to generate cross-sell and higher revenues, maximizing ROI for the client on their customer base.

We have been focused on initiating new agreements and commencing pilot projects intended to demonstrate the efficacy of the business model. The lack of working capital has challenged this process and in 2012, we were forced to restructure our affairs.  The outcome of that process included the decision to reduce the number of business opportunities, the termination of all management contracts, and the arrangement with officers, employees, and suppliers to forgive certain indebtedness in September 2012.

We have incurred losses since commencing the above initiatives in June 2011 and will likely continue in 2014 and 2015 until such time that we can generate revenues sufficient to meet our operating needs. We have significant liabilities, some of which we acquired through the acquisition of MEXI, which we are currently converting into common stock, which should be completed within the next twelve months. We will need to increase our authorized shares prior to converting all notes, which is in control of our two officers. We intend to work through reducing or eliminating the remaining liabilities, and to continue to raise additional working capital to meet the demands of the Company’s initiatives.

Our funding commitments have not yet materialized and there can be no assurance that we will raise any of the financing we need. The financial results of 2013 and 2014 are reflective of an early stage company. The limited financial resources available have impacted results for the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Fiscal 2014

We had a cash balance of $53,993 at June 30, 2014.

During fiscal 2014, we used cash in our operating activities amounting to approximately $1,720,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $3,650,000 primarily attributable to compensation and contractual services under S,G &A and interest expense.

During fiscal 2014, we used cash from our investing activities of approximately $22,000, primarily for the purchase of equipment.

During fiscal 2014, we generated net cash from financing activities of approximately $1,845,000, which primarily consisted of proceeds from officer advances, in addition to the issuance of convertible promissory notes to existing convertible noteholders.

Cash Flows – Fiscal 2013

We had no cash balance at June 30, 2013.

During fiscal 2013, we used cash in our operating activities amounting to approximately $1,180,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $4,809,000 primarily due to stock based compensation expense and impairment.

During fiscal 2013, we used cash from our investing activities of approximately $700,000 for the proposed acquisition of Tarsin, which ultimately became a license agreement with Tarsin for certain territorial rights to their technology. We invested approximately $180,000 in minority ownership positions in both KO Gaming, Inc. and KO Entertainment, Inc. Both of these items have been expensed in the financial statements.

During fiscal 2013, we generated cash from financing activities of approximately $1,925,000, which consisted of proceeds from loans and the issuance of convertible promissory notes.

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States assuming the Company will continue as a going-concern. We have incurred losses since inception and our ability to continue as a going-concern depends upon our ability to continue to raise adequate financing and develop profitable operations. We have a working capital deficit of approximately $11,015,000 at June 30, 2014. Subsequent to such date, we have raised working capital of approximately $395,000 through officer advances to fund our working capital requirements. We are actively targeting sources of additional financing, which would assure continuation of the Company’s operations. The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is and has experienced negative operating cash flows and needs to invest in continuing pilot projects and operating partnerships which cannot be met from existing cash balances. The Company will continue to search for new funds and for new collaborative partners for its projects.

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

RESULTS OF OPERATIONS

Consorteum Holdings, Inc.

RESULTS OF OPERATIONS

			Increase/	Increase/
	Year ended		(Decrease)	(Decrease)
	June 30,		in $ 2014	in % 2014
	2014	2013	vs. 2013	vs. 2013

Revenues:	$–	$–	$–	–%

Operating expenses:
Selling, general and administrative	2,698,191	3,561,198	(863,007)	-24
Impairment of investment	–	180,432	(180,432)	-100
Impairment of intangible assets	–	182,941	(182,941)	-100
Total operating expenses	2,698,191	3,924,571	(1,226,380)	-31

Operating loss	(2,698,191)	(3,924,571)	(1,226,380)	-31

Gain on settlement of debt	119,086	–	(119,086)	100
Interest expense	(1,072,288)	(883,997)	188,291	21
Total other income (expense)	(953,202)	(883,997)	69,205	8

Net loss	$(3,651,393)	$(4,808,568)	$(1,157,175)	-24%

Revenues

Our first revenues from commercial sales and licensing are expected to be from the NYG license agreement. We expect our revenues to be derived from transactions processed using our Universal Mobile Interface platform technology in certain countries outside the United States. The first market we expect to generate revenues in is North America.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses primarily consist of consultant fees related to software development, marketing programs, which consists mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our marketing plans and our operations, legal expenses and professional fees.

The decrease in our selling, general, and administrative expenses in fiscal 2014 when compared to fiscal 2013 is primarily attributable to a reduction in stock compensation, bad debt and impairment on intangible assets, offset by an increase in payroll expense.

Interest Expense

Interest consists of interest payable pursuant to stated rates on interest bearing indebtedness, as well as amortization of debt discount and deferred financing costs.

The increase in interest expense in fiscal 2014 when compared to fiscal 2013 is primarily due to the issuance of additional loans payable during the fiscal year in addition to a continuing increase of accrued interest on existing loans.

Net Losses

We have continued to incur losses for the periods presented. We expect to incur losses until the Company can generate revenues sufficient to cover our operating costs. The Company will need to continue to raise additional working capital to develop its business initiatives until they turn profitable.

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

Risks and Uncertainties

Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated retail transactions, and inability to control expenses, the inability to raise funds for working capital, technology changes in the industry, relationships with processing agencies and networks, changes in our relationship with related parties providing operating services to the Company, the activities of competitors and general uncertain economic conditions. Negative developments in these or other risk factors including the potential loss of the NYG licensed platform could have a material adverse effect on the Company's future financial position, results of operations and cash flow. See also the Forward Looking Statements section of this report.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. A valuation allowance is provided for net deferred tax assets since we have no history of earnings. In addition, we have deferred tax assets related to our net operating losses; however, due to our issuances of common and preferred stock, we will not be able to recover such loss carry forwards to offset future taxable income.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues Accounting Standards Updates (ASUs) to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us, or (iv) are not expected to have a significant impact on us. The Company early adopted ASU 2014-10.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2014, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or becausethe degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2014. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2014:

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

We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.  Even with this change, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources.  Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that we will not find or have pointed out to us either by internal or external resources, or by our auditors, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name	Age	Position

Craig Fielding	51	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer
Patrick Shuster	62	Chief Operating Officer, Secretary, Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

CRAIG R. FIELDING, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, AND DIRECTOR, AGE 51

From April 2006 through December 2011 and May 2012 to the present, Mr. Fielding has served as our CEO and one of our directors. Mr. Fielding assumed the role of President and CEO in August 2010, and was part of the team that took the Company into the public market, and one of the founders of the Company. From 1999 to February 2006 Mr. Fielding was part of the management teams at two startup technology companies in the financial transaction processing market place.  From August 1989 to August 1999, Mr. Fielding worked in a number of Sales Management and Senior Management roles in North America with Xerox Canada Ltd. Mr. Fielding attended Manchester Polytechnic in England where he studied business. Mr. Fielding’s experience in technology, solution selling and large system building in his prior positions enables him to bring this valuable experience to the Board and as CEO of the Company effective September 21, 2012.

MR. PATRICK SHUSTER, CHIEF OPERATING OFFICER, SECRETARY, AND DIRECTOR, AGE 62

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

Mr. Shuster served as founder of Smart Voice Telecommunications Inc., from January 2004 to 2006. His responsibilities included all aspects of a founding principal of a Voice Over Internet Telecommunications Company. Since 2006, Mr. Shuster has consulted for several public and privately held companies to develop strategic business plans and streamline operations. Most recently he has consulted for several companies engaged in Homeland Security projects working on detection of CBNR (Chemical, Biological, Nuclear and Radiological) threats.

BOARD OF DIRECTORS AND OFFICERS

Each director is elected until our next annual meeting of stockholders and until the successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

MEETING AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended June 30, 2014, our Board of Directors held 3 meetings and took 3 actions by written consent.

There are no Committees of the Board of Directors at this time.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“ SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

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

ITEM 11.  Executive Compensation

COMPENSATION OF DIRECTORS

For the fiscal year ended June 30, 2014, none of the current or former directors were compensated for their services as directors.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us for services rendered for the fiscal year ended June 30, 2014 to each of the individuals who served as Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (executives collectively referred to as the “Named Executives”).

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary		Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	All other Compensation ($)(5)	Total ($)

Craig A. Fielding,	2014	$240,000	(1)(5)	$0	$8,750	$0	$248,750
CEO,CFO	2013	231,000	(1)	810,000	8,750	0	1,049,750
	2012	212,500	(3)	0	13,854	0	226,354

Patrick Shuster,	2014	$240,000	(2)	$0	$8,750	$0	$248,750
Chief Operating Officer	2013	227,000		808,000	8,750	0	1,043,750
	2012	202,500		0	13,854	0	216,354

Joseph Cellura, former	2012	$97,500	(4)	$0	$11,667	$75,000	$109,167
Chief Executive Officer

____________________

(1)	On September 21, 2012, the Company entered into a new 51-month employment agreement with Mr. Craig Fielding to serve as Chief Executive Officer, retroactive to September 1, 2012. Under the employment agreement, Mr. Fielding is to be paid a base salary of $240,000, a $5,000 per month office allowance and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Fielding was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016. As a signing bonus, Mr. Fielding received 3,000,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.
(2)	On September 21, 2012, the Company entered into a new 51-month employment agreement with Mr. Patrick Shuster to serve as Chief Operating Officer, retroactive to September 1, 2012. Under the employment agreement, Mr. Shuster is to be paid a base salary of $240,000, a $5,000 per month office allowance and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Shuster was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016. As a signing bonus, Mr. Shuster was issued 2,000,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.
(3)	Mr. Fielding waived $109,000 of previously accrued and unpaid salaries.
(4)	Starting in December 1, 2011 the Company began accruing salary for Mr. Cellura as CEO. Mr. Cellura was to be paid a base salary of $195,000 per year. For the period from December 1, 2011 until his termination for cause on May 18, 2012 the Company recorded accrued salary of $97,500. In addition, Mr. Cellura received advances of $75,000 towards compensation and expenses.
(5)	Mr. Shuster and Mr. Fielding are entitled to 3% of monies raised totaling approximately $180,000.
(6)	Mr. Fielding was entitled to his full salary of $240,000 in fiscal 2013, of which he did not receive any cash towards this liability.

Name of Executive Officer	Number of Options	Exercise Price

Craig A. Fielding	5,000,000	$0.002

Patrick Shuster	5,000,000	$0.002

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 14, 2014 by: (i) all stockholders known to us to be owners of more than 5% of our outstanding common stock; and (ii) all of our officers and directors, individually and as a group:

Name and Address of Beneficial Owner	Amount (1)	Percentage of Class Ownership (2)

Craig A. Fielding	106,149,999 common shares (4)	24.00	%(2)
464 Worthington Avenue,
Richmond Hill, Ontario,
Canada, L4E 4R6

Tim Brown	42,826,150 common shares (5)	9.5	%(5)
Gippsland Mail Center
Victoria Australia

T. Brown Family Investment Trust	34,426,150 common shares (6)	7.6	%(7)
Gippland Mail Center
Victoria Australia

Patrick Shuster	20,000,000 common shares	4.4	%(2)
6424 Big A Road
Douglasville, Georgia
30135

OFFICERS AND DIRECTORS (2 persons)	126,159,999 common shares (1)	28.40	%(2)

____________________

(1)	The amount includes shares owned of record and beneficially by each of the directors and officers as at October 14, 2014.; thus it includes shares issued and to be issued for accrued compensation, return of previously surrendered shares to our treasury for other use, the reissuance of shares for an equivalent number of shares foreclosed upon in satisfaction of an obligation of us and the forgiveness of our indebtedness owed to directors or officers.
(2)	For purposes of this calculation all beneficial ownership issuances have been included as issued and outstanding.
(3)	Represents beneficial ownership and not ownership of record.
(4)	Mr. Fielding owns of record 10,000 shares of our common stock and is the beneficial owner of 106,139,999 shares of our common stock.
(5)	Mr. Brown owns directly 8,400,000 shares of our common stock and may be deemed to be the beneficial owner of 34,426,150 shares of our common stock that would be owned by the T. Brown Family Investment Trust (the "Trust") upon its conversion of $688,523.44 of our convertible promissory notes at a conversion price of $0.02 for each share of common stock, by virtue of his position as trustee of the Trust. The Trust does not own any shares of our common stock at this time. See note 6 below.
(6)	The T. Brown Family Trust (the "Trust") does not own any shares of our common stock. The calculations in the table assume that the T. Brown Family Trust has converted a total of $688,523.44 of convertible promissory notes from the Company to the Trust into shares of our common stock at a conversion price of $0.02 per share. Under the promissory notes the conversion for all or any portion of the outstanding promissory notes can be made by the Trust at any time; therefore they are included in the table on as converted basis. These calculations are based upon the face amount of the Company promissory notes and do not include accrued and unpaid interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, or discussed in Note 9 herein, during the last fiscal year there has not been any relationships, transactions or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest except for the following:

Share Issuances:

On September 21, 2012, we approved the issuance of 5,000,000 shares of Series A Preferred Stock, 3,000,000 shares to Mr. Fielding and 2,000,000 shares to Mr. Shuster in connection with their employment contracts approved on September 21, 2012. In addition, we approved the issuance of 2,000,000 shares, each, of fully vested Series B Preferred Stock to such officers.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by RBSM LLP (“Accountant”) for the audit of our annual financial statements, and review of financial statements included in our Form 10-Q’s, were as follows:

2014	$59,500
2013	$59,500

(2)  Audit Related Fees

None.

(3)  Tax Fees

There were no fees billed in either of the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning.

(4)  All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services other than the services reported above.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended June 30, 2014, were approved by our board of directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Exhibits

(3)(i)	Articles of Incorporation of Consorteum, Inc. (formerly Wellentech Services Inc.) (11-07-2005); Amended and Restated Articles of Incorporation (09-29-2008); Articles of Merger (04-09-2009); Certificate of Designation (06/03/2010); Certificate of Amendment (09-13-2010); Certificate of Withdrawal of Certificate of Designation (12-05-2011); Certificate of Designation (12-08-2011). (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

(3)(ii)	By-laws of Consorteum, Inc. (formerly Wellentech Services Inc.) (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

3(iii)	Certificate of Withdrawal for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011).

3(iv)	Certificate of Designations for Series A and B Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2011).

10.4	Shareholder Agreement dated January 5, 2009 among Consorteum, Inc., Innovative Solutions, Inc., William Bateman, and Michael Frasse (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.5	Management Services Agreement dated April 5, 2006 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.6	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Craig Fielding (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.7	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Quentin Rickerby (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.8	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and James D. Beatty and Associates, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.9	Joint Venture Agreement dated December 13, 2006 between Consorteum, Inc. and 1510848 Ontario, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.10	Amended and Restated Management Services Agreement dated January 16, 2007 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.11	Consorteum Purchase Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.12	Assignment and Assumption Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.13	Amendment Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.14	Tarsin Acquisition Agreement dated as of October 4, 2011 between Consorteum Holdings, Inc., Tarsin, Inc. and Tarsin LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2011).

10.15	Tarsin Software License and RoyaltyAgreement dated as of October 10, 2012 between Consorteum Holdings, Inc. and Tarsin Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012)

10.16	Amendment 1 to Tarsin Acquisition Agreement dated as of November 4, 2011 among the Company, Tarsin, Inc. and Tarsin (Europe) LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011).

10.17	Tarsin Termination of Acquisition Agreement dated as of October 10, 2012 between Consorteum Holdings Inc., Tarsin LTD and Tarsin Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012).

10.18	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 21, 2012).

10.19	Settlement and Release Agreement dated October 26, 2012 between Consorteum, Inc., Consorteum Holdings, Inc., Game2Mobile Inc., Craig Fielding, Patrick Shuster, and Joseph Cellura. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012).

10.20	AIC Term Sheet dated as of February __, 2013 among AIC, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012).

10.21	Amendment 1 to AIC Term Sheet dated as of May 22, 2013 among AIC, LLC and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

10.22	Executive Employment Agreement for Craig Fielding (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013)..

10.23	Executive Employment Agreement for Patrick Shuster (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

10.24	2012 Stock Option Plan Of Consorteum Holdings, Inc. (filed herein)

10.25	General Release Agreement dated as of October 31, 2012 among Joseph A. Cellura, Craig A. Fielding, the Company, Consorteum, Inc. and Patrick Shuster (filed herein).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herein).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herein).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: October 14, 2014

	By:	/s/ Craig A. Fielding
Craig A. Fielding Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Craig A. Fielding	Chief Executive Officer, Chief	October 14, 2014
Craig A. Fielding	Financial Officer, Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer)

/s/ Patrick Shuster	Director	October 14, 2014
Patrick Shuster

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(EXPRESSED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Consorteum Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consorteum Holdings, Inc. and subsidiaries (the “Company”), as of June 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the period in the two years ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consorteum Holdings, Inc. and subsidiaries as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the period in the two years ended June 30, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Consorteum Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficit, and has incurred net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

October 14, 2014

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013

ASSETS

Current Assets:
Cash	$53,993	$489
Total current assets	53,993	489

Property and equipment, net	17,886	6,537
Total assets	$71,879	$7,026

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$1,137	$1,042
Accounts payable	822,789	687,337
Accrued expenses	503,739	495,366
Accrued expenses - officers	446,649	69,687
Accrued expenses - payroll taxes and related penalties and interest	330,848	99,921
Loan payable, including accrued interest	4,170,081	3,109,931
Convertible promissory notes, including interest	3,584,303	3,500,346
Due to stockholders	1,228,326	102,886
Total current liabilities	11,087,872	8,066,516

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock A, $0.001 par value, 5,000,000 shares designated: 5,000,000 shares issued and outstanding as of June 30, 2014 and 2013	5,000	5,000
Preferred stock B, $0.001 par value, 15,000,000 shares designated: 4,000,000 shares issued and outstanding as of June 30, 2014 and 2013	4,000	4,000
Preferred stock C, $0.001 par value, 40,000,000 shares designated: zero shares issued and outstanding as of June 30, 2014 and 2013	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized: 466,150,864 and 412,400,864 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	466,151	412,401
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	6,449,271	5,781,221
Accumulated other comprehensive loss	(139,864)	(112,954)
Accumulated deficit	(17,698,051)	(14,046,658)
Total stockholders' deficit	(11,015,993)	(8,059,490)
Total liabilities and stockholders' deficit	$71,879	$7,026

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013

Revenues	$–	$–

Operating expenses:
Selling, general and administrative	2,698,191	3,561,198
Impairment of investment	–	180,432
Impairment of intangible assets	–	182,941
Total operating expenses	2,698,191	3,924,571

Operating loss	(2,698,191)	(3,924,571)

Other income and (expense)
Interest expense	(1,072,288)	(883,997)
Gain on settlement of debt	119,086	–
Total other expenses	(953,202)	(883,997)

Net loss	(3,651,393)	(4,808,568)

Foreign currency translation adjustment	(26,910)	(10,383)

Comprehensive loss	$(3,678,303)	$(4,818,951)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	455,726,206	336,072,678

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Collateralized Shares	Shares Committed to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	$	Shares	$	Issued	Issued	Capital	(loss)	Deficit	Deficit
Ending balance, June 30, 2012	–	$–	309,216,464	$309,217	$(137,500)	$35,000	$3,428,065	$(102,571)	$(9,238,090)	$(5,705,879)

Preferred A shares issued for services at $0.001 per share in September 2012	5,000,000	5,000	–	–	–	–	5,000	–	–	10,000
Preferred B shares issued for services at $0.001 per share in September 2012	4,000,000	4,000	–	–	–	–	4,000	–	–	8,000
Share-based compensation – stock options	–	–	–	–	–	–	208,493	–	–	208,493
Discount on convertible promissory notes	–	–	–	–	–	–	2,787	–	–	2,787
Shares issued for officer compensation (See Note 11)	–	–	40,000,000	40,000	–	–	1,560,000	–	–	1,600,000
Shares issued for conversion of convertible promissory notes (See Note 11)	–	–	63,184,400	63,184	–	–	572,876	–	–	636,060
Foreign currency translation	–	–	–	–	–	–	–	(10,383)	–	(10,383)
Net loss	–	–	–	–	–	–	–	–	(4,808,568)	(4,808,568)

Ending balance June 30, 2013	9,000,000	$9,000	412,400,864	$412,401	$(137,500)	$35,000	$5,781,221	$(112,954)	$(14,046,658)	$(8,059,490)

Share-based compensation – stock options	–	–	–	–	–	–	48,300	–	–	48,300
Shares issued as compensation	–	–	5,000,000	5,000	–	–	30,000	–	–	35,000
Shares issued with loans payable	–	–	5,000,000	5,000	–	–	30,000	–	–	35,000
Shares issued for conversion of convertible promissory notes (See Note 11)	–	–	40,000,000	40,000	–	–	488,500	–	–	528,500
Shares issued for cash	–	–	3,750,000	3,750	–	–	71,250	–	–	75,000
Foreign currency translation	–	–	–	–	–	–	–	(26,910)	–	(26,910)
Net loss	–	–	–	–	–	–	–	–	(3,651,393)	(3,651,393)
Ending balance June 30, 2014	9,000,000	$9,000	466,150,864	$466,151	$(137,500)	$35,000	$6,449,271	$(139,864)	$(17,698,051)	$(11,015,993)

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2014	Year Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(3,651,393)	$(4,808,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of investment	–	180,432
Impairment of intangible assets	–	182,941
Write-off of note receivable	–	423,100
Depreciation	11,162	1,173
Gain on forgiveness or restructuring of debt	(119,086)	–
Amortization of debt discount	35,000	2,787
Amortization of deferred finance charges	–	14,657
Amortization of intangible asset	–	51,000
Stock-based compensation	83,300	1,607,838
Changes in operating assets and liabilities:
Accounts payable	140,207	206,617
Accrued expenses	743,772	237,007
Accrued interest	1,037,273	721,851
Net cash used in operating activities	(1,719,765)	(1,179,165)

Cash flows used in investing activities:
Purchase of license agreement	–	(88,941)
Capital expenditures	(22,119)	(4,660)
Note receivable	–	(423,100)
Purchase of investment	–	(180,432)
Net cash used in investing activities	(22,119)	(697,133)

Cash flows from financing activities:
Proceeds from loans	395,000	1,490,000
Proceeds from the issuance of common stock	75,000	–
Financing costs	–	(14,250)
Proceeds from stockholders' advances and note payable	1,508,644	–
Repayment of stockholders' advances and note payable	(384,454)	(87,436)
Proceeds from the issuance of convertible promissory notes	250,000	536,507
Net cash provided by financing activities	1,844,190	1,924,821

Effect of exchange rate on cash	(48,802)	(57,405)
Net (decrease) increase in cash	53,504	(8,882)
Cash, beginning of year	489	9,371
Cash, end of year	$53,993	$489

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$9,212
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Fair value of shares issued with loans payable	$35,000	$2,787
Fair value of shares issued for convertible debt and accrued interest	$528,500	$636,060
Fair value of shares issued for accrued salaries	$–	$218,655

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Going Concern

Consorteum Holdings, Inc. ("Holdings" or the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. On April 9, 2009, the Company changed its name to Consorteum Holdings, Inc.

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

Combined with our personnel’s experience in the payment processing and financial transaction markets, we believe that recent advances in technology have enabled smart phones to develop custom applications that will allow the phone to process payments, conduct banking transactions and emulate the traditional role that ATM machines now play. We intend to leverage our expertise in mobile applications development to target new opportunities to provide traditional banking and payment services to our customers.

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada, and Mexico, along with select customers within the United States and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provided us with capabilities in the mobile handset market, which we could use to ensure cross functionality of mobile applications across a wide variety of handsets. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin Inc., which included the first generation CAPSA platform.

On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is expected to be entered into in October 2014, will grant latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface (“UMI”). We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

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

Going Concern and Management Plan

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of June 30, 2014, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $11 million. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

The Company has secured working capital of approximately $2.2 million during the year ended June 30, 2014. Subsequent to such date, the Company has raised additional capital totaling approximately $395,000; such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Furthermore, certain debt is overdue and is secured by all assets of the Company. The Company is attempting to restructure some of the debt and secure cash from an executed capital raise agreement and additional financing partners to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that the Company will be able to do any of these things.

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

Basis of Presentation

The consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., Bad Rabbit, Inc. and ThreeFiftyNine, Inc.; ThreeFiftyNine, Inc. had very few activities during the year. All significant intercompany balances and transactions are eliminated on consolidation. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate to the estimated the utilization of future income tax assets, potential penalties on certain wages, and the valuation of stock-based compensation. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents comprise bank balances and short-term bank deposits with an original maturity of three months or less.

Property and equipment

Property and equipment is recorded at cost. Depreciation, based on the estimated useful life of the property and equipment, is provided over a period of three years.

Intangible asset

Intangible asset represents a software license right acquired as part of our exclusive licensing agreement with Tarsin Inc. to use the CAPSA platform in defined territories. The license is subject to an annual license fee, which was satisfied for 2013 in consideration for a total of approximately $234,000 paid to Tarsin. Amortization expense relating to intangible assets was $0 and $51,000 for the fiscal years ended June 30, 2014 and 2013, respectively. Management determined that impairment of the intangible asset was appropriate in fiscal 2013, see Note 4)

Impairment of long-lived assets

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

Deferred finance charges

Deferred finance charges represent the unamortized financing costs associated with the issuance of debt instruments and are amortized over the terms of the respective financing arrangement using the effective interest method. As of June 30, 2013, the Company paid an outside broker a one-time refundable administrative fee of approximately $150,000 related to a $30,000,000 financing transaction that was to initially close by May 31, 2013. Due to the uncertainty of the transaction and recoverability of the funding deposit, the Company has charged the $150,000 to expense rather than to defer this amount as of June 30, 2013.

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

The Company excluded 20,000,000 options and 3,172,184 warrants from the calculation for the years ended June 30, 2014 and 2013, as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from the dilutive share calculation.

Concentration of Credit Risk

ASC 825 "Financial Instruments" requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company may have funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions have good standing.

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000, per insured bank. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer, including up to $100,000 for cash. At times, the Company has cash deposits in excess of federally and institutional insured limits.

Recent accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosures. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), note receivables, due to stockholders, accounts payable, accrued liabilities, convertible promissory notes and loans payable (Level 2) are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

4.	Note Receivable and License Agreement with Tarsin

On October 10, 2012, the Company entered into a licensing agreement with Tarsin for rights to the CAPSA technology; the agreement is for a term of three (3) years. In connection therewith, the Company acquired exclusive rights to market, sell and service CAPSA in Canada, Mexico, as well as select customers in the United States. The Company must pay $100,000, annually, beginning in year two of the agreement. Under the license, the Company is subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States, which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada. Since the date of the license agreement, the Company advanced Tarsin approximately $234,000 and applied such amount to the license. Amortization of said license for the year ended June 30, 2014 and 2013 was zero and $51,000, respectively. Management determined that due to the financial difficulties of Tarsin and their bankruptcy filing, the ability for the Company to execute on the licensed technology may be hindered. Accordingly, the remaining capitalized amount as of June 30, 2013 of approximately $183,000 was impaired. The charge for impairment is included in the accompanying statement of operations.

During the three months ended March 31, 2013, the Company made advances to Tarsin totaling $241,000. The Company entered into a note agreement with Tarsin to be repaid by September 16, 2013, with interest at 0.25% per annum. During the three months ended June 30, 2013, the Company advanced Tarsin an additional $182,000 with aggregate advances of approximately $423,000. This note and additional advances was not repaid as of June 30, 2013. Management determined that due to the financial difficulties of Tarsin and their bankruptcy filing, there is substantial doubt about the ability to be repaid on the aggregate amount of the note receivable from Tarsin. Accordingly, management reserved the full amount of advances totaling $423,000 and charged operations in fiscal 2013.

The Company paid consulting fees to Tarsin’s president of approximately $142,000 and $73,000 during fiscal 2014 and 2013 fiscal year. As of June 30, 2014 the Company owed Tarsin’s president $100,000 for consulting services rendered.

5.	Investment, at cost and Deferred Financing Costs

Investment, at cost

During fiscal 2013, the Company made a partial payment of approximately $180,000 towards acquiring a 10% common equity investment in KO Gaming, Inc. and a 5% common equity investment in KO Entertainment, Inc., for an aggregate purchase price of $3.5 million.

Management determined that since the initial investment was made, an impairment of the asset value had occurred. Management determined that the remaining value was minimal, if any, and fully impaired the investment as of June 30, 2013. The charge for impairment is included in the accompanying statement of operations for the fiscal year ended June 30, 2013.

Deferred Financing Costs

In fiscal 2013, per the terms of a funding agreement with AIC Group Holdings Limited, the Company paid a one-time administration fee of $150,000. It was ultimately determined that it was doubtful that the funding would be consummated and accordingly, the Company charged the $150,000 to expense in fiscal 2013.

6.	Equipment, Net

Equipment consists of cost of computer equipment of approximately $48,861 and $25,000, at June 30, 2014 and 2013, respectively, and related accumulated depreciation of approximately $30,975 and $18,900 at June 30, 2014 and 2013, respectively.

Depreciation expense amounted to approximately $11,200 and $1,200 during fiscal 2014 and 2013, respectively.

7.	Accrued Expenses

The Company's accrued expenses are as follows:

	June 30, 2014	June 30, 2013
Salaries, wages and benefits - officers	$446,649	$69,687
Salaries, wages, and benefits – non-officers	46,612	46,056
Payroll taxes and related penalties and interest	330,848	99,921
Professional services	400,151	389,835
Other	56,976	59,475

Total Accrued Expenses	$1,281,236	$664,974

The Company has not reported wages paid subject to withholding of Federal and state income taxes. The Company may be subject to taxes, penalties and interest if such advances are not properly reported in a timely manner. The Company has estimated such penalties and interest as indicated above.

8.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	June 30,	June 30,
	2014	2013

Loans payable, bearing interest at rates between 0% and 18% per annum with default interest up to 24% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest of $1,335,769 and $661,309 at June 30, 2014 and 2013, respectively. Certain of these notes totaling $320,000 and $1,490,000 incurred flat fees of 15% upon issuance during fiscal 2014 and 2013, respectively.	$4,170,081	$3,109,931
Less: Current portion	(4,170,081)	(3,109,931)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	June 30,	June 30,
	2014	2013
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at June 30, 2014 and 2013 of $317,253 and $340,127, respectively. These notes were convertible upon the merger that occurred in July 2011.	$1,357,905	$1,685,779

Convertible promissory notes, bearing interest between 5% and 18% per annum, which matured between October 2010 and March 2013. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock each at a rate ranging from $0.008 to $0.05 or at 35% discount of market. Accrued interest of $115,130 and $48,322 at June 30, 2014 and 2013, respectively. The notes were substantially in default at June 30, 2012.	559,216	340,039

Convertible promissory notes, bearing interest between at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The notes are convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of $39,769 and $62,836 at June 30, 2014 and 2013, respectively.	114,269	387,336

Convertible promissory notes, bearing interest at 8-12% per annum plus 2% default interest per month as applicable, maturing August 2012 to December 2013. Interest payable monthly. These notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.02-$0.03 each. Accrued interest of $395,162 and $179,441 at June 30, 2014 and 2013, respectively.	1,552,913	1,087,192

Convertible promissory notes	$3,584,303	$3,500,346

Loans Payable

The Company issued 40,000,000 and 63,184,400 shares of its common stock to satisfy obligations under certain loans payable aggregating approximately, $528,500 and $636,060 respectively, during fiscal 2014 and 2013.

During fiscal 2013, the Company received approximately $2,000,000 in cash proceeds from an existing note holder with the intent to establish an all encompassed promissory note for the primary lender and provide for additional advances to the Company. On July 17, 2013, the Company memorialized the loans made by the primary lender to provide for repayments in an aggregate amount of approximately $3,557,000, of which $2,957,000 was outstanding as of June 30, 2013. As of June 30, 2014, this primary lender principle loan balance and accrued interest balance was approximately $4,287,000. These repayment amounts include interest of either 15% or 10% over the term of the note and a default rate of 2% per month. Certain of these notes incur compounding interest. Of the total amount $250,000 is convertible into 1 million shares of Series B Preferred stock as noted above. A portion of these repayments also include fixed fee charges in the amount of $135,000 payable upon issuance of the loan, of which $85,000 was payable at June 30, 2013. As of this date, the Company has been unable to satisfy the repayment obligation.

Included in the note payable memorialized on July 17, 2014 was $250,000 in additional monies advanced during fiscal 2014. The same shareholder advanced an additional $70,000 through separate notes during fiscal 2014 with the same terms as the notes above. Maturity dates on these additional notes ranged from October to November 2013.

As of June 30 2014, the Company owes this individual approximately $3,003,065 pursuant to convertible notes and notes payable, along with approximately $1,284,632 accrued interest thereon.

During fiscal 2014, the Company issued two notes to a separate individual totaling $75,000. These notes incur 15% interest and were due in November 2013. To date these notes have not been repaid and are in technical default.

Convertible Promissory Notes

During the year ended June 30, 2013, the Company issued convertible notes totaling approximately $130,000 to various parties for cash. The notes bear interest at 8% and matured between January and July 2013, at which time all principal and accrued interest was due and payable.  The notes and accrued interest thereon are convertible at $0.025 or based on the next equity financing and include default interest up to 12%.

During the year ended June 30, 2013, the Company issued convertible notes totaling approximately $908,000 to an existing shareholder which is included in the $2,000,000 in total advances noted above in the Loans Payable section. Of the $908,000, approximately $504,000 was related to prior convertible notes that were refinanced during the year with new terms. The notes bear interest at 8%, per annum and were due at various dates through December 31, 2013, at which time all principal and accrued interest was due and payable. The notes and accrued interest thereon are generally convertible at $0.02 per share into the Company’s common stock at the option of the holder at any time prior to maturity and carry a 2% per month default rate.

During the year ended June 30, 2014, the Company issued a convertible note to an existing shareholder in the amount of $250,000. The convertible note incurred a flat 10% interest and was due August 30, 2014 at which time a default interest rate was applied of 2% per month. The convertible note is convertible into 1 million shares of Series B preferred stock. To date, no amounts have been repaid on this note and it is in technical default.

The Company recognized interest expense of approximately $1,072,000 and $884,000 during fiscal 2014 and 2013, respectively, in connection with all loans, convertible promissory notes, and financing costs.

9.	Related Party Transactions

The amounts due to stockholders include non-interest bearing, unsecured advances with no fixed terms of repayment and the note entered into May 30, 2012 as described below. Stockholders advanced the Company approximately $1,509,000 and $0 during the years ended June 30, 2014 and 2013, and were repaid approximately $326,000 and $87,000 during the same time periods, respectively, inclusive of the convertible note below. As of June 30, 2014, the net balance due to stockholders for advances amounted to approximately $1,183,000 and is included in due to stockholders.

Included in Media Exchange Group Convertible Notes above, is approximately $148,000 in notes that are due to our COO.

On May 30, 2012, the Company formalized a convertible promissory note with the Company’s CEO for approximately $179,809. The convertible note bears interest at 5% per annum, matures May 29, 2012, and is convertible at the option of the holder, at any time into shares of the Company’s common stock at $0.02 per share. Of the total monies advanced by the CEO, approximately $111,500 was used for settlement of bank indebtedness in fiscal 2012, approximately $15,600 was used to pay legal fees in connection with the bank indebtedness settlement, and approximately $52,700 was used to pay certain operating costs on behalf of the Company. During the year ended June 30, 2014 and 2013, approximately $59,000 and $81,000 of interest and principal related to this note was repaid. As of June 30, 2014, the net balance of this convertible promissory note amounted to approximately $45,000 and is included in due to stockholders.

10.	Commitments and Contingencies

Threatened Litigation

The Company is not aware of any threatened litigation at this time.

Employment Agreements

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of the Company.  Below is a summary of the continuing obligations of such agreements:

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

The Company has entered in an employment agreement with Mr. Patrick Shuster, as Chief Operating Officer of the Company. Below is a summary of the continuing obligations of such agreement:

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

Other Matters

On June 27, 2012 plaintiffs Joseph R. Cellura as Chairman and CEO of Game2Mobile and Joseph R. Cellura individually filed a summons and complaint in the United States District Court for the Southern District of New York (the “Court”) against the Company, our COO Patrick Shuster (“Shuster”), our CEO Craig Fielding (“Fielding”) and certain other defendants not affiliated with the Company (the “Action”). The Company, Shuster and Fielding were never served with the summons and complaint, and, upon information and belief, neither were any of the remaining defendants. Plaintiffs alleged 12 different causes of action against various defendants, but only Count XI was alleged against the Company. In this count, plaintiff Cellura individually alleged that the Company (among other defendants) breached his employment agreement with the Company and sought damages in excess of $5,000,000. The complaint did not give any detail of the specific breaches by any of the defendants; nor did it describe how plaintiff had been damaged for a sum in excess of $5,000,000. The complaint also alleged certain securities law violations against all individual defendants. Lastly, the complaint alleged various causes of action against the individual defendants for intentional infliction of emotional distress, breach of fiduciary duty, defamation, interference with various business opportunities, prospective advantage, and negligent supervision. The Company never entered into any employment agreement with Mr. Cellura. The Company also had various counterclaims against Mr. Cellura.

In October 2012, the Company and Cellura as well as certain of the individual defendants named in the Action entered into a settlement agreement pursuant to which (among other matters) Cellura agreed to discontinue the Action against the Company and file a stipulation of discontinuance with prejudice with the Court in which the Action was pending. The parties also agreed to exchange general releases with each other such that all claims by Cellura and his affiliates against the Company were resolved; the stipulation of discontinuance was filed with the Court and a general release agreement was executed and delivered by all parties on or about October 31, 2012 ending the Action.

As of the fiscal year end, the Company was a creditor in two related bankruptcy cases in the U.S. Bankruptcy Court, Northern District of California (“Court”). The Company filed proofs of claim and submitted an administrative expense claim for critical support services rendered to debtors in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin, Inc. Case No. 13-53607. On or about June 10, 2014, the Court approved the debtors’ motion to sell substantially all of their assets to NYG Holdings, LLC (“NYG”) and a related motion to approve a compromise of controversy with Tarsin (Europe) LTD., the largest unsecured creditor in these bankruptcy cases. As related to the sale, the Company negotiated a settlement with NYG whereby, among other things, NYG would grant the Company a new license for the CAPSA platform and the Company would withdraw its claims in the bankruptcy cases upon receipt of the license with NYG.

On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is expected to be entered into in October 2014, will grant latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface. We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

The Company leases office space in Incline Village, Nevada pursuant to a lease executed in July 2013. The monthly rent is approximately $4,500. The initial lease was for three months with various options to extend through July 2015 if desired.

11.	Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 185,000,000 shares of common stock under convertible notes, warrants and stock options became due as of June 30, 2014, the Company would not have sufficient authorized common shares to fulfill such obligations. However, Company’s two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred Stock to increase the authorized shares at any time, when deemed appropriate. The Company intends to increase our authorized common shares in the near future.

Preferred Stock

As of June 30, 2014, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

Of the preferred shares authorized, 5,000,000 have been designated as Series A preferred shares and 15,000,000 have been designated as Series B preferred shares. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and liquidation preference as described below. The rights and privileges of the Series B shares consist of voting rights equal to one vote per share held, conversion rights equal to Series A and liquidation preference as described below.

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

On September 21, 2012, the Company’s board of directors approved the creation of a Series C Preferred Stock. In connection therewith, the Company filed a certificate of designations with the Nevada Secretary of State to create and reserve for future issuance 40,000,000 shares of Series C Preferred Stock. The shares are voting, will pay no dividend, are each convertible into four (4) shares of common stock, and have a liquidation preference junior to the Series A and B Preferred Stock. No Series C shares had been issued as of June 30, 2014.

Common Stock

The Company is proposing an increase in the authorized number of shares of common stock available for future issuance in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. Company’s Articles of Incorporation authorize it to issue up to 500,000,000 shares of common stock, par value $.001 per share. The Company does not propose to increase our authorized preferred stock, which will remain unchanged. In August 2013, the Company filed a PREFORM 14C with the SEC to increase the authorized shares of its common stock to 750 million. The Company will likely be finalizing and filing that document in the near future and then notifying shareholders as required and changing our Articles of Incorporation to reflect the additional shares. Once this process is complete the Company will have sufficient common shares to convert existing note holders.

During fiscal 2014, the Company issued the following shares of common stock:

•	3,750,000 shares of common stock for cash proceeds of $75,000,
•	5,000,000 shares of fully vested common stock for services which were valued at $35,000 based on the closing price of the Company’s common stock on the date of commitment which has been charged to operations,
•	5,000,000 shares of common stock in connection with a loan payable as described in Note 8, and
•	40,000,000 shares of common stock issued in connection with the conversion of notes payable totaling $528,500.

Warrants

During the year ended June 30, 2013, the Company issued 680,000 five-year warrants having an exercise price of $0.025 per share of common stock. Such warrants were issued in connection with an issuance of convertible notes amounting to approximately $130,000. The Company determined that the value associated with the granting of these warrants associated with such convertible note was approximately $3,000, all of which was amortized in fiscal 2013.

A summary of the status of the warrants for the years ended June 30, 2014 and 2013 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)

Outstanding June 30, 2012	2,492,184	$0.017	3.9
Granted	680,000	0.025	5.0
Exercised	–	–
Forfeited	–	–
Outstanding June 30, 2013	3,172,184	$0.018	3.1
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding June 30, 2014	3,172,184	$0.018	2.1

Options

On September 1, 2011, the Company granted 20,000,000 stock options to directors and officers of the Company, pursuant to the stock option plan established by the Company. One fourth of the options vested immediately, with one quarter vesting on each anniversary thereafter. The options are exercisable at $0.007 per share and have a ten-year contractual life. The grant date fair value of these options was determined to be $140,000 at the date of grant using the Black-Scholes option pricing model. At June 30, 2014, the Company has recognized $17,500 in option expense and there is approximately $7,000 of unrecognized expense associated with the issuance of stock options which is expected to be recognized in fiscal 2015.

In February 2013, the Company issued 10,000,000 options to a third-party consultant for services to be rendered. There were no terms to the options and thus, it has been determined that the exercise price is the fair market value on the date of exercise and the options carry a ten (10) year contractual life. Half of the options vested upon commencement of the contract, and the other half vested at the anniversary date of the contract. The options are valued at each reporting date based on the guidance of ASC 505. The Company used the following range of inputs to the Black-Scholes option pricing model during the years ended June 30, 2014 and 2013:

	2014	2013
Annual dividend yield	–	–
Expected life (years)	4.5-5.0	5.25-5.5
Risk-free interest rate	1.39-1.75%	0.78-1.41%
Expected volatility	337-340%	339-341%

Stock option expense related to these options was approximately $30,800 and $17,500 during the year ended June 30, 2014 and 2013. Stock option expense for all stock options during the years ended June 30, 2014 and 2013 was approximately $48,300 and $208,000, respectively.

Stock option activity for the years ended June 30, 2014 and 2013 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at June 30, 2012	16,000,000	$0.02	8.9	$–

Granted	20,000,000	0.002-0.04	10.0	–
Exercised	–	–	–	–
Expired	(16,000,000)	0.01	3.0	–
Outstanding at June 30, 2013	20,000,000	$0.02	9.0	$–

Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Outstanding at June 30, 2014	20,000,000	$0.02	8.0	$–

Exercisable and vested at June 30, 2014	18,125,000	$$0.002-0.04	8.0	$–

12.	Income Tax

The Company's income taxes are as follows:

	June 30,	June 30,
	2014	2013

Expected income tax benefit at the combined statutory rate of 35%	$1,205,000	$1,603,000
Non-deductible stock compensation and other	(29,000)	(558,000)
U.S. effective rate in excess of Canadian tax rate	(73,000)	(79,000)
Valuation allowance	(1,103,000)	(966,000)

Benefit from income taxes	$–	$–

The components of deferred tax assets are as follows:

	June 30, 2014	June 30, 2013

Net operating loss carry forwards	$3,303,000	$1,495,000
Accounts payable and accrued liabilities	1,339,000	799,000
Valuation allowance	(4,642,000)	(2,294,000)

Net	$–	$–

The components of net loss for fiscal 2014 and 2013 before income tax consisted of the following:

	Year Ended June 30,
Description	2014	2013

U.S. Operations	$(2,708,000)	$(3,878,000)
Canadian Operations	(860,000)	(930,000)
Total net loss	$(3,568,000)	$(4,808,000)

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

As of June 30, 2014, the Company had approximately $2,700,000 of Federal, provincial and state net operating loss (“NOL”) carry forwards available to offset future years’ taxable income. Such carry forwards expire between 2027 and 2033. Due to a change in ownership as defined under Section 382 of the Internal Revenue Code due to share issuances exceeding 50%, these net operating losses will likely be limited to a nominal amount, annually. During the year ended June 30, 2014, the Company excluded NOLs prior to fiscal 2012 from its deferred tax assets. The Canadian NOL will be calculated using the Canadian tax rate of 26% compared to the U.S. tax rate of 36%.

The Company has not filed its United States Federal and State tax returns for the years ranging from June 30, 2011 - 2014. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States as its "major" tax jurisdiction.  The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

The Company is required to report compensation for its employees. During the years ended June 30, 2014 and 2013, the Company did not pay advances to the two officers. The Company has not reported these advances as wages subject to withholding of Federal and state income taxes. The Company may be subject to taxes, penalties and interest if such advances are not properly reported in a timely manner.

13.	Subsequent Events

On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is expected to be entered into in October 2014, will grant latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface. From July 1, 2014 through October 14, 2014 the Company raised funding in the amount of $395,000 through officer advances.

