Form 10-Q
period 2014-09-30
Consorteum Holdings, Inc.
filed 2014-11-14
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

(888) 603-5161

(Registrant’s Telephone Number,including Area Code)

N/A

(Former Name, Former Address, and Former Fiscal Year,if Changed Since Last Report)

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

As of November 14, 2014, the Company had 466,150,864 shares of common stock issued and outstanding.

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

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. Reference is made to our discussion of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 on file with the SEC.

All forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

2

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

CONSORTEUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS

Current Assets:
Cash	$60,636	$53,993
Current assets	60,636	53,993

Property and equipment, net	14,666	17,886
Total assets	$75,302	$71,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities :
Bank overdraft	$1,137	$1,137
Accounts payable	855,026	822,789
Accrued expenses	491,501	503,739
Accrued expenses - officers	554,292	446,649
Accrued expenses - payroll taxes and related penalties and interest	411,569	330,848
Loan payable, including accrued interest	4,300,572	4,170,081
Convertible promissory notes, including interest	3,676,751	3,584,303
Due to stockholders	1,586,977	1,228,326
Total current liabilities	11,877,825	11,087,872

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock A, $0.001 par value, 5,000,000 shares designated: 5,000,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	5,000	5,000
Preferred stock B, $0.001 par value, 15,000,000 shares designated: 4,000,000 shares issued and outstanding as September 30, 2014 and June 30, 2014, respectively	4,000	4,000
Preferred stock C, $0.001 par value, 40,000,000 shares designated: zero shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized: 466,150,864 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	466,151	466,151
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	6,453,646	6,449,271
Accumulated other comprehensive loss	(49,236)	(139,864)
Accumulated deficit	(18,579,584)	(17,698,051)
Total stockholders' deficit	(11,802,523)	(11,015,993)
Total liabilities and stockholders' deficit	$75,302	$71,879

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013

Revenues	$–	$–

Operating expenses:
Selling, general and administrative	610,752	548,844
Total operating expenses	610,752	548,844

Operating loss	(610,752)	(548,844)

Other income and (expense)
Interest expense	(270,781)	(323,047)
Gain on settlement of debt	–	102,261
Total other expenses	(270,781)	(220,786)

Net loss	(881,533)	(769,630)

Foreign currency translation adjustment	90,628	(45,341)

Comprehensive loss	$(790,905)	$(814,971)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	466,150,864	426,966,081

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Cash flows from operating activities:
Net loss	$(881,533)	$(769,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,966	1,853
Gain on forgiveness or restructuring of debt	–	(102,261)
Amortization of debt discount	–	5,750
Stock-based compensation	4,375	51,875
Changes in operating assets and liabilities:
Accounts payable	47,844	(82,270)
Accrued expenses	203,788	6,776
Accrued interest	270,505	317,132
Net cash used in operating activities	(352,055)	(570,775)

Cash flows used in investing activities:
Capital expenditures	–	(37,077)
Note receivable	–	(2,556)
Net cash used in investing activities	–	(39,633)

Cash flows from financing activities:
Proceeds from loans	–	395,000
Proceeds from stockholders' advances	410,692	96,980
Repayment of stockholders' advances	(44,100)	(60,666)
Proceeds from the issuance of convertible promissory notes	–	250,000
Net cash provided by financing activities	366,592	681,314

Effect of exchange rate on cash	(7,894)	(11,171)
Net increase in cash	6,643	59,735
Cash, beginning of year	53,993	489
Cash, end of year	$60,636	$60,224

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Fair value of beneficial conversion feature on convertible promissory notes	$–	$35,000
Fair value of shares issued for convertible debt and accrued interest	$–	$428,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1.         Organization, Business and Going Concern

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States, and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provided us with capabilities in the mobile handset market which we could use to ensure cross functionality of mobile applications across a wide variety of handsets. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin Inc., which included the first generation CAPSA platform. On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is effective October 20, 2014, grants latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface (“UMI”). We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

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

Going Concern and Management Plan

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of September 30, 2014, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $11.8 million. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

The Company has secured working capital of approximately $411,000 during the three months ended September 30, 2014. Subsequent to such date, the Company has raised additional capital totaling approximately $126,000; such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Furthermore, certain debt is overdue and is secured by all assets of the Company. The Company is attempting to restructure some of the debt and secure cash from an executed capital raise agreement and additional financing partners to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that the Company will be able to do any of these things.

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

Basis of Presentation

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

Principles of Consolidation

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

The Company excluded 20,000,000 options and 3,172,184 warrants from the calculation for the three months ended September 30, 2014 and September 30, 2013, as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from dilutive share calculation.

Recent accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosures. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs, starting with this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.        Note Receivable and License Agreement with Tarsin

On October 10, 2012, the Company entered into a multi-year licensing agreement with Tarsin for rights to the CAPSA technology. The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States, and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Company must pay $100,000, annually, beginning in year two of the agreement. Under the license, the Company is subject to a royalty of 12.5% of revenues generated by the Company from the CAPSA technology. The Company also retains the “Right of First Negotiation” to enter into markets in the United States, which do not overlap with the existing contractual relationships that Tarsin has with Stations Casino in Nevada. Since the date of the license agreement, the Company advanced Tarsin approximately $234,000 and applied such amount to the license. The license was being amortized; however, Management determined that due to the financial difficulties of Tarsin and their bankruptcy filing, the ability for the Company to execute on the licensed technology may be hindered. Accordingly, the remaining capitalized amount as of June 30, 2013 of approximately $183,000 was impaired.

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

The Company paid consulting fees to Tarsin’s president of approximately $50,100 and $34,000 during the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 the Company owed Tarsin’s president $100,000 for services rendered.

4.	Accrued Expenses

The Company's accrued expenses are as follows:

	September 30, 2014	June 30, 2014
Salaries, wages and benefits - officers	$554,292	$446,649
Salaries, wages, and benefits – non-officers	50,779	46,612
Payroll taxes and related penalties and interest	411,569	330,848
Professional services	383,791	400,151
Other	56,931	56,976

Total Accrued Expenses	$1,457,362	$1,281,236

The Company has not reported wages paid subject to withholding of Federal and state income taxes. The Company may be subject to taxes, penalties and interest if such advances are not properly reported in a timely manner. The Company has estimated such penalties and interest as indicated above.

5.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	September 30,	June 30,
	2014	2014

Loans payable, bearing interest at rates between 0% and 18% per annum with default interest up to 24% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest of $1,518,582 and $1,335,769 at September 30, 2014 and June 30, 2014, respectively. Certain of these notes totaling $320,000 and $1,490,000 incurred flat fees of 15% upon issuance during fiscal 2014 and 2013, respectively.	$4,300,572	$4,170,081
Less: Current portion	(4,300,572)	(4,170,081)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	September 30,	June 30,
	2014	2014
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at September 30, 2014 and June 30, 2014 of $332,545 and $317,253, respectively. These notes were convertible upon the merger that occurred in July 2011.	$1,373,513	$1,357,905

Convertible promissory notes, bearing interest between 5% and 18% per annum, which matured between October 2010 and March 2013. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock each at a rate ranging from $0.008 to $0.05 or at 35% discount of market. Accrued interest of $121,899 and $115,130 September 30, 2014 and June 30, 2014, respectively. The notes were substantially in default at June 30, 2012.	566,524	559,216

Convertible promissory notes, bearing interest between at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The note is convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of 40,103 and $39,769 at September 30, 2014 and June 30, 2014, respectively.	114,603	114,269

Convertible promissory notes, bearing interest at 8-12% per annum plus 2% default interest per month as applicable, maturing August 2012 to December 2013. Interest payable monthly. These notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.02-$0.03 each. Accrued interest of $464,360 and $395,162 at September 30, 2014 and June 30, 2014, respectively.	1,622,111	1,552,913

Convertible promissory notes	$3,676,751	$3,584,303

Loans Payable

The Company issued 40,000,000 and 63,184,400 shares of its common stock to satisfy obligations under certain loans payable aggregating approximately 528,500 during fiscal 2014. There were no such issuances in fiscal 2015.

During fiscal 2013, the Company received approximately $2,000,000 in cash proceeds from an existing note holder with the intent to establish an all encompassed promissory note for the primary lender and provide for additional advances to the Company. On July 17, 2013, the Company memorialized the loans made by the primary lender to provide for repayments in an aggregate amount of approximately $3,557,000, of which $2,957,000 was outstanding as of June 30, 2013. As of June 30, 2014, this primary lender principle loan balance was approximately $4,287,000. These repayment amounts include interest of either 15% or 10% over the term of the note and a default rate of 2% per month. Certain of these notes incur compounding interest. Of the total amount $250,000 is convertible into 1 million shares of Series B Preferred stock as noted above. A portion of these repayments also include fixed fee charges in the amount of $135,000 payable upon issuance of the loan, of which $85,000 was payable at June 30, 2013. As of this date, the Company has been unable to satisfy the repayment obligation.

Included in the note payable memorialized on July 17, 2014 was $250,000 in additional monies advanced during fiscal 2014. The same shareholder advanced an additional $70,000 through separate notes during fiscal 2014 with the same terms as the notes above. Maturity dates on these additional notes ranged from October to November 2013.

As of September 30 2014, the Company owes this individual approximately $3,003,065 in principal pursuant to convertible notes and notes payable, along with approximately $1,497,435 accrued interest thereon.

During fiscal 2014, the Company issued two notes to a separate individual totaling $75,000. These notes incur 15% interest and were due in November 2013. To date these notes have not been repaid and are in technical default.

Convertible Promissory Notes

During the year ended June 30, 2014, the Company issued a convertible note to an existing shareholder in the amount of $250,000. The convertible note incurred a flat 10% interest and was due August 30, 2013 at which time a default interest was applied of 2% per month. The convertible note is convertible into 1 million shares of Series B preferred stock. To date, no amounts have been repaid on this note and it is in technical default.

The Company recognized interest expense of approximately $270,781 and $323,047 during the three months ended September 30, 2014 and 2013, respectively, in connection with all loans, convertible promissory notes, and financing costs.

6.	Related Party Transactions

The amounts due to stockholders include non-interest bearing, unsecured advances with no fixed terms of repayment and the note entered into May 30, 2012 as described below. Stockholders advanced the Company approximately $411,000 and $97,000 during the three months ended September 30, 2014 and 2013, and were repaid approximately $44,000 and $61,000 during the same time periods, respectively, inclusive of the convertible note below.  As of September 30, 2014, the net balance due to stockholders for advances amounted to approximately $1,543,232 and is included in due to stockholders.

Included in Media Exchange Group Convertible Notes above, is approximately $148,000 in notes that are due to our COO.

On May 30, 2012, the Company formalized a convertible promissory note with the Company’s CEO for approximately $179,809. The convertible note bears interest at 5% per annum, matures May 29, 2012, and is convertible at the option of the holder, at any time into shares of the Company’s common stock at $0.02 per share. Of the total monies advanced by the CEO, approximately $111,500 was used for settlement of bank indebtedness in fiscal 2012, approximately $15,600 was used to pay legal fees in connection with the bank indebtedness settlement, and approximately $52,700 was used to pay certain operating costs on behalf of the Company. There were no repayments of balances during the three months ended September 30, 2014 and 2013 As of September 30, 2014 $40,844 in principal and $2,902 in accrued interest remain due and payable.

7.	Commitments and Contingencies

Threatened Litigation

The Company is not aware of any threatened litigation at this time.

Employment Agreements

The Company has entered in an employment agreement with Mr. Craig Fielding, as Chief Executive Officer of Consorteum Holdings Inc.  Below is a summary of the terms of such agreement:

Term of September 1, 2012 – December 31, 2016

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

Term of September 1, 2012 through December 31, 2016

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

Other Matters

As of the 2014 fiscal year end, the Company was a creditor in two related bankruptcy cases in the U.S. Bankruptcy Court, Northern District of California (“Court”). The Company filed proofs of claim and submitted an administrative expense claim for critical support services rendered to debtors in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin, Inc. Case No. 13-53607. On or about June 10, 2014, the Court approved the debtors’ motion to sell substantially all of their assets to NYG Holdings, LLC (“NYG”) and a related motion to approve a compromise of controversy with Tarsin (Europe) LTD., the largest unsecured creditor in these bankruptcy cases. As related to the sale, the Company negotiated a settlement with NYG whereby, among other things, NYG would grant the Company a new license for the CAPSA platform and the Company would withdraw its claims in the bankruptcy cases upon receipt of the license with NYG.

On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is effective October 20, 2014, grants latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface. We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

The Company leases office space in Incline Village, Nevada pursuant to a lease executed in July 2013. The monthly rent is approximately $4,500. The initial lease was for three months with various options to extend through July 2015 if desired.

8.	Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 186,000,000 shares of common stock under convertible notes, warrants and stock options became due as of June 30, 2015, the Company would not have sufficient authorized common shares to fulfill such obligations. However, Company’s two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred Stock to increase the authorized shares at any time, when deemed appropriate. The Company intends to increase our authorized common shares in the near future.

Preferred Stock

As of September 30, 2014, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

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

Common Stock

The Company is proposing an increase in the authorized number of shares of common stock available for future issuance in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. Company’s Articles of Incorporation authorize it to issue up to 500,000,000 shares of common stock, par value $.001 per share. The Company does not propose to increase our authorized preferred stock, which will remain unchanged. In August 2013, the Company filed a PREFORM 14C with the SEC to increase the authorized shares of its common stock to 750 million. The Company will be finalizing and filing that document in the near future and then notifying shareholders as required and changing our Articles of Incorporation to reflect the additional shares. Once this process is complete the Company will have sufficient common shares to convert existing note holders.

Warrants

There were no warrants issued to purchase common stock during the three months ended September 30, 2014. As of September 30, 2014, there were warrants exercisable for 3,172,184 shares of common stock.

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

At September 30, 2014, there is approximately $2,917 of unrecognized expense associated with the issuance of these stock options, which will be recognized during fiscal 2015.

Stock option expense related to these options was approximately $4,375 during the quarter ended September 30, 2014 and 2013. Stock option expense for all stock options during the quarters ended September 30, 2014 and 2013 was approximately $4,875 and $16,875, respectively.

As of September 30, 2014, 20,000,000 options were outstanding with 19,375,000 exercisable.

9.	Subsequent Events

From October 1, 2014 until November 12, 2014 the Company received an advance from the CEO of the Company in the amount of $186,000.

On October 20, 2014, the Company executed an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license grants latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface.

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States, and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provided us with capabilities in the mobile handset market which we could use to ensure cross functionality of mobile applications across a wide variety of handsets. Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin Inc., which included the first generation CAPSA platform. On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is effective October 20, 2014, grants latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface (“UMI”). We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $60,636 in cash at September 30, 2014.  Our working capital deficit amounted to approximately $11.8 million at September 30, 2014.

During the three-month period ended September 30, 2014, we used cash in our operating activities amounting to approximately $352,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $882,000 adjusted accrued interest of approximately $270,000 and other accounts payable and accrued liabilities of approximately $252,000.

The Company did not use or were provided cash from investing activities.

The Company had positive cash of approximately $367,000 from financing activities, all of which related to proceeds from stockholder advances.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Going Concern

We have suffered losses since inception, and at September 30, 2014, we have a working capital deficit of approximately $11.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured net working capital of approximately $367,000 during the three months ended September 30, 2014. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Furthermore, certain debt is past due and is secured by all assets of the Company. We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so.

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

Results of Operations

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of salaries and wages for our employees, including stock based compensation, along with professional fees and service fees in connection with maintaining our status as a public company.

The increase in our selling, general, and administrative expenses during the three-month period ended September 30, 2014 when compared with the prior period is primarily attributable to a minimal increase in an employee’s wages of approximately $15,000 and additional travel of $15,000. In addition, stock compensation was reduced by $60,000 offset by additional legal expense of $50,000.

Interest Expense

Interest consists of interest payable at stated rates on interest bearing indebtedness.

The decrease in interest expense during the three month period ended September 30, 2014 when compared with the prior period is primarily due to the absence of initial flat fee interest charged which were present in the quarter ending September 30, 2013 for a certain note holder.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2014, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act ) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2014.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014. We identified the following material weaknesses in our internal control over financial reporting:

☐	While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

☐	There is lack of segregation of duties in financial reporting, as one consultant performs our financial reporting and all accounting functions. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

 See Note 7 – Other Matters.

Item 1A. Risk Factors.

See the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, the Company had no capital stock transactions.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: November 14, 2014	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/Craig A. Fielding	Chief Executive Officer and Chief	November 14, 2014
Craig A. Fielding	Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/Patrick Shuster	Director	November 14, 2014
Patrick Shuster

EXHIBIT LIST

Exhibit No.	Description
10.26	Capsa Platform License Agreement, dated October 20, 2014
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Quarterly Report on Form 10-Q.

