Form 10-Q/A
period 2014-09-30
Consorteum Holdings, Inc.
filed 2014-11-17
CIK 1387976

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 14, 2014.

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

CONSORTEUM HOLDINGS, INC.

Dated: November 17, 2014	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/Craig A. Fielding	Chief Executive Officer and Chief	November 17, 2014
Craig A. Fielding	Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/Patrick Shuster	Director	November 17, 2014
Patrick Shuster

4