Form 10-Q
period 2015-03-31
Consorteum Holdings, Inc.
filed 2015-05-15
CIK 1387976

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 15, 2015, the Company had 466,150,864 shares of common stock issued and outstanding.

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

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I –FINANCIAL INFORMATION

CONSORTEUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$62	$53,993
Current assets	62	53,993
Property and equipment, net	10,621	17,886
Total assets	$10,683	$71,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities and Shareholders' Deficit:
Bank overdraft	$1,137	$1,137
Accounts payable	877,374	822,789
Accrued expenses	663,135	503,739
Accrued expenses - officers	674,871	446,649
Accrued expenses - payroll taxes and related penalties and interest	621,664	330,848
Loan payable, including accrued interest	4,627,942	4,170,081
Convertible promissory notes, including interest	4,118,785	3,584,303
Due to stockholders	2,248,936	1,228,326
Total current liabilities	13,833,844	11,087,872

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock A, $0.001 par value, 5,000,000 shares designated: 5,000,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	5,000	5,000
Preferred stock B, $0.001 par value, 15,000,000 shares designated: 4,000,000 shares issued and outstanding as March 31, 2015 and June 30, 2014, respectively	4,000	4,000
Preferred stock C, $0.001 par value, 40,000,000 shares designated: zero shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized: 466,150,864 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	466,151	466,151
Collateralized shares issued	(137,500)	(137,500)
Shares committed to be issued	35,000	35,000
Additional paid-in capital	6,456,563	6,449,271
Accumulated other comprehensive loss	222,449	(139,864)
Accumulated deficit	(20,874,824)	(17,698,051)
Total stockholders' deficit	(13,823,161)	(11,015,993)
Total liabilities and stockholders' deficit	$10,683	$71,879

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenues:	$–	$–	$–	$–

Operating expenses:
Selling, General and administration expenses	614,527	571,481	2,008,917	2,003,250
Total operating expenses	614,527	571,481	2,008,917	2,003,250

Operating loss	(614,527)	(571,481)	(2,008,917)	(2,003,250)

Other income and (expense):
Gain on settlement of debt	–	–	–	119,086
Interest expense	(577,018)	(213,595)	(1,167,856)	(796,817)
Total other expense, net	(577,018)	(213,595)	(1,167,856)	(677,731)

Net loss	(1,191,545)	(785,076)	(3,176,773)	(2,680,981)

Foreign currency translation adjustment	183,275	99,406	362,313	100,196

Comprehensive loss	$(1,008,270)	$(685,670)	$(2,814,460)	$(2,580,785)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	466,150,864	466,150,864	466,150,864	452,264,003

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2015	For the nine months ended March 31, 2014
Cash flows from operating activities:
Net loss	$(3,176,773)	(2,680,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,509	8,198
Gain on forgiveness or restructuring of debt	–	(119,086)
Amortization of debt discount	–	35,000
Stock-based compensation	7,292	78,925
Changes in operating assets and liabilities:
Accounts payable	110,393	149,464
Accrued liabilities	794,587	353,306
Accrued interest	1,165,617	761,653
Net cash used in operating activities	(1,092,375)	(1,413,521)

Cash flows used in investing activities:
Deposits	–	(1,000)
Capital expenditures	–	(21,655)
Note receivable	–	(841)
Net cash used in investing activities	–	(23,496)

Cash flows from financing activities:
Proceeds from loans	–	395,000
Proceeds from stockholders' advances	1,111,849	835,932
Repayment of stockholders' advances	(61,867)	(56,178)
Proceeds from issuance of common stock	–	75,000
Proceeds from the issuance of convertible promissory notes	–	250,000
Net cash provided by financing activities	1,049,982	1,499,754

Effect of exchange rate on cash	(11,538)	13,920
Net (decrease) increase in cash	(53,931)	76,657
Cash, beginning of year	53,993	489
Cash, end of year	$62	$77,149

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities:
Fair value of beneficial conversion feature on convertible promissory notes	$–	$35,000
Fair value of shares issued for convertible debt and accrued interest	$–	$528,500

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

Holdingshas spent the last three years developing relationships and licensing agreements that will enable us to participate in the emerging market of mobile gaming. We intend to build our company with the capabilities to deliver rich mobile content to end users who will use their smart phones in radical new ways. In July 2013 the Company made a decision to recast its business as a provider of digital content across mobile devices. In conjunction therewith, the Company formed two new Nevada subsidiaries: Bad Rabbit Inc. and ThreeFiftyNine Inc. (359) and hired a senior level software development team that had previously designed the world’s first regulatory compliant mobile platform for delivery of gaming content originally known as CAPSA, which met the rigorous standards of the Nevada Gaming Board. CAPSA represents the first generation software delivery platform for mobile devices. Moving forward, ThreeFiftyNine aims primarily at securely delivering rich mobile content across mobile devices as well as delivering diverse payment and other transactional platforms that are rapidly converging due to advances in smart phone mobile technology. ThreeFiftyNine intends to be a highly differentiated business in the digital space, focusing on cloud infrastructure design, development and deployment, as well as in digital transaction management.

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

In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States, and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provided us with capabilities in the mobile handset market which we could use to ensure cross functionality of mobile applications across a wide variety of handsets. Subsequently, Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin Inc., which included the first generation CAPSA platform. On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is effective October 20, 2014, grants latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface (“UMI”). We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

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

Going Concern and Management Plan

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of March 31, 2015, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $13.8 million. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

The Company has secured net working capital of approximately $1,050,000 during the nine months ended March 31, 2015. Subsequent to such date, the Company has raised additional capital totaling approximately $197,000; such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Furthermore, certain debt is overdue and is secured by all assets of the Company. The Company is attempting to restructure some of the debt and secure cash from an executed capital raise agreement and additional financing partners to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that the Company will be able to do any of these things.

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

Basis of Presentation

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented as required by Regulation S-X, Rule 10-01. Operating results for the nine-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

The Company excluded 20,000,000 options and 3,172,184 warrants from the calculation for the nine months ended March 31, 2015 and 2014, as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and accordingly, excluded from dilutive share calculation.

Recent accounting pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.          Accrued Expenses

The Company's accrued expenses are as follows:

	March 31, 2015	June 30, 2014
Salaries, wages and benefits –officers	$674,871	$446,649
Salaries, wages, and benefits – non-officers	52,177	46,612
Payroll taxes and related penalties and interest	621,664	330,848
Professional services	559,002	400,151
Other	51,956	56,976

Total accrued expenses	$1,959,670	$1,281,236

The Company has been delinquent in reporting and remitting wages paid subject to withholding of Federal and state income taxes. The Company may be subject to penalties and interest if such taxes are not properly reported and remitted in a timely manner. The Company has estimated such penalties and interest as indicated above.

As of March 31, 2015, the Company owed Mr. Osborne, a key consultant, $100,000 for services rendered. Mr. Osborne and the Company have agreed to the settlement of this debt in exchange for the issuance of 10,000,000 shares of the Company’s common stock. The transaction was approved by the Board in June 2014, however, the shares have yet to be issued.

4.         Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	March 31,	June 30,
	2015	2014

Loans payable, bearing interest at rates between 0% and 18% per annum with default interest up to 24% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest of $1,872,778 and $1,335,769 at March 31, 2015 and June 30, 2014, respectively. Certain of these notes totaling $320,000 and $1,490,000 incurred flat fees of 15% upon issuance during fiscal 2014 and 2013, respectively.	$4,627,942	$4,170,081
Less: Current portion	(4,627,942)	(4,170,081)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	March 31,	June 30,
	2015	2014
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at March 31, 2015 and June 30, 2014 of $436,118 and $317,253, respectively. These notes were convertible upon the merger that occurred in July 2011.	$1,404,729	$1,357,905

Convertible promissory notes, bearing interest between 5% and 18% per annum, which matured between October 2010 and March 2013. Interest is payable at maturity. The promissory notes are convertible at any time at the option of the holder, into shares of common stock each at a rate ranging from $0.008 to $0.05 or at 35% discount of market. Accrued interest of $150,822 and $115,130 March 31, 2015 and June 30, 2014, respectively. The notes are substantially in default at June 30, 2012.	580,658	559,216

Convertible promissory notes, bearing interest at 5% per annum, maturing October 2012 to May 2013. Interest payable monthly. The note is convertible at any time at the option of the holder, into shares of common stock at a rate from $0.02 to $0.05, each. Accrued interest of 40,764 and $39,769 at March 31, 2015 and June 30, 2014, respectively.	115,264	114,269

Convertible promissory notes, bearing interest at 8-12% per annum plus 2% default interest per month as applicable, maturing August 2012 to December 2013. Interest payable monthly. These notes are convertible at any time at the option of the holder, into shares of common stock at a rate of $0.02-$0.03 each. Accrued interest of $860,383 and $395,162 at March 31, 2015 and June 30, 2014, respectively.	2,018,134	1,552,913

Convertible promissory notes	$4,118,785	$3,584,303

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

As of March 31, 2015, the Company owes this individual approximately $3,003,065 pursuant to convertible notes and notes payable, along with approximately $2,283,000 accrued interest thereon.

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

The Company recognized interest expense of approximately $577,000, $214,000, $1,168,000 and $797,000 during the three and nine months ended March 31, 2015 and 2014, respectively, in connection with all loans, convertible promissory notes, and financing costs.

5.         Related Party Transactions

The amounts due to stockholders include non-interest bearing, unsecured advances with no fixed terms of repayment and the note entered into May 30, 2012 as described below. Stockholders advanced the Company approximately $1,112,000 and $836,000 during the nine months ended March 31, 2015 and 2014, and were repaid approximately $62,000 and $56,000 during the same time periods, respectively, inclusive of the convertible note below.  As of March 31, 2015, the net balance due to stockholders for advances amounted to approximately $2,248,936 and is included in due to stockholders.

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

7.          Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At the present time, assuming all of the rights and obligations to issue approximately 187,000,000 shares of common stock under convertible notes, warrants and stock options became due as of June 30, 2015, the Company would not have sufficient authorized common shares to fulfill such obligations. However, the Company’s two officers, who are also directors, control sufficient votes through their holdings of Series A and B Preferred Stock to increase the authorized shares at any time, when deemed appropriate. The Company intends to increase our authorized common shares in the near future.

Preferred Stock

As of March 31, 2015, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

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

Common Stock

The Company is proposing an increase in the authorized number of shares of common stock available for future issuance in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. The Company’s Articles of Incorporation authorize it to issue up to 500,000,000 shares of common stock, par value $.001 per share. The Company does not propose to increase our authorized preferred stock, which will remain unchanged. In August 2013, the Company filed a PREFORM 14C with the SEC to increase the authorized shares of its common stock to 750 million. The Company will be finalizing and filing that document in the near future and then notifying shareholders as required and changing our Articles of Incorporation to reflect the additional shares. Once this process is complete the Company will have sufficient common shares to convert existing note holders.

Warrants

There were no warrants issued to purchase common stock during the nine months ended March 31, 2015. As of March 31, 2015, there were warrants exercisable for 3,172,184 shares of common stock.

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

At March 31, 2015, there is no remaining unrecognized expense associated with the issuance of these stock options, which will be recognized during fiscal 2015.

Stock option expense related to these options was approximately $7,292 and $13,125 during the nine months ended March 31, 2015 and 2014. Stock option expense for all stock options during the nine months ended March 31, 2015 and 2014 was approximately $7,292 and $78,925, respectively.

As of March 31, 2015, 20,000,000 options were outstanding with 20,000,000 exercisable.

8.          Subsequent Events

From April 1, 2015 until May 12, 2015 the Company received an advance from the CEO of the Company in the amount of $197,000.

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

 In October 2012, we secured a license to market and license the CAPSA technology from Tarsin Inc. (“Tarsin”). The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States, and is capable of providing digital media to a wide range of mobile handsets, and provides for the ability to securely transmit financial information to individual handset owners. The Tarsin license provided us with capabilities in the mobile handset market which we could use to ensure cross functionality of mobile applications across a wide variety of handsets. Subsequently, Tarsin Inc. filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California. The Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin Inc., which included the first generation CAPSA platform. On June 12, 2014, the Company entered into an agreement to enter into a multi-year license agreement for the CAPSA platform with NYG. This license, which is effective October 20, 2014, grants latitude to the Company to make modifications and further enhancements to the platform, which will be marketed as the Universal Mobile Interface (“UMI”). We intend to initially introduce the UMI platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. The multi-year license agreement is for five years and is thereafter renewable annually. The Company is responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement will be royalty free and the first three years of annual payments waived.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $62 in cash at March 31, 2015.  Our working capital deficit amounted to approximately $13.8 million at March 31, 2015.

During the nine-month period ended March 31, 2015, we used cash in our operating activities amounting to approximately $1,092,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $3,177,000 adjusted accrued interest of approximately $1,166,000 and other accounts payable and accrued liabilities of approximately $905,000.

The Company did not use nor were provided cash from investing activities.

The Company had positive cash of approximately $1,050,000 from financing activities, all of which related to net proceeds from stockholder advances.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Going Concern

 We have suffered losses since inception, and at March 31, 2015, we have a working capital deficit of approximately $13.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have secured net working capital of approximately $1,050,000 during the nine months ended March 31, 2015. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.  Furthermore, certain debt is past due and is secured by all assets of the Company.  We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so.

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

The increase in our selling, general, and administrative expenses during the nine-month period ended March 31, 2015 when compared with the prior period is primarily attributable to an increase in services of approximately $60,000

Interest Expense

Interest consists of interest payable at stated rates on interest bearing indebtedness.

The increase in interest expense during the nine month period ended March 31, 2015 when compared with the prior period is primarily due to compounding of interest on unpaid balances related to the notes outstanding to the company’s principal debt holder.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2015, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act ) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. We identified the following material weaknesses in our internal control over financial reporting:

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

During the nine months ended March 31, 2015, the Company had no capital stock transactions.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: May 15, 2015	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/Craig A. Fielding	Chief Executive Officer and Chief	May 15, 2015
Craig A. Fielding	Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/Patrick Shuster	Director	May 15, 2015
Patrick Shuster

EXHIBIT LIST

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Quarterly Report on Form 10-Q.

