Form 10-K
period 2017-06-30
Consorteum Holdings, Inc.
filed 2017-11-08
CIK 1387976

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEARS ENDED JUNE 30, 2017, 2016 AND 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1870 The Exchange, Suite 100, Atlanta, Georgia 30339-2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No ☑

The aggregate market value of the Company’s Common Stock at December 31, 2016 held by non-affiliates approximated $181,195, based upon the last sale price for a share of Common Stock on that date.

As of November 3, 2017, there were 471,150,864 outstanding shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include the Company’s limited operating history; its limited financial resources; the success of our fundraising efforts; our ability to meet our obligations, continue as a going concern or realize on our assets, if necessary to meet liabilities; international, national and local general economic and market conditions; demographic changes; our ability to achieve, sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; risks related to new product development and introduction including our Universal Mobile Interface ™(UMI); competition including the activities of competitors and the presence of new or additional competition; the failure to gain and/or loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology and obtain and/or maintain key licensing arrangements, joint ventures and partnerships; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements are based on information available to management on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following business and financial discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this filing.

ii

PART I

ITEM 1.  BUSINESS

Unless otherwise stated, the terms “we,” “us,” “our,” “Holdings,” and the “Company” refer to Consorteum Holdings, Inc. and its subsidiaries.

Introduction

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended June 30, 2017, 2016 and 2015. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This is our first periodic filing since the quarter ended March 31, 2015. Included in this report are the audited financial statements that have not been included in annual reports on Form 10-K since the fiscal year ended June 30, 2015, as well as summarized quarterly financial information for each of the quarters ended (i) September 30 and December 31, 2015, (ii) March 31, September 30 and December 31, 2016 and (iii) March 31, 2017.

This annual report should be read together and in connection with the other reports filed by us with the SEC. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place since March 31, 2015 through the date of filing of this annual report with the SEC.

Business Development

Consorteum Holdings, Inc., formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. The Company is a holding company owning a controlling and/or passive interest in 359 Mobile Inc. and Consorteum Inc. which has been inactive for many years. Our corporate headquarters are located at 1870 The Exchange, Suite 100, Atlanta, Georgia, 30339-2021. Our telephone number is (888) 603-5161. Our website is located at www.consorteum.com.

On September 29, 2008, the Company filed an amendment with the Secretary of State of Nevada to change it names from Implex Corporation to Consorteum Holdings, Inc. Due to the Company’s change in business, it was determined that the Company had an inception date for financial reporting purposes of July 1, 2011. At that time, the Company operated as a transaction management company focusing on transaction processing solutions and products for the payment processing and financial transaction markets.

In October 2012, the Company secured a license to market and license the world’s first regulatory compliant mobile platform for delivery of gaming content originally known as CAPSA, which met the standards of the Nevada Gaming Board, from Tarsin Inc. (“Tarsin”) through a licensing agreement. The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States (the “Tarsin License”). The CAPSA software platform was capable of providing digital media to a wide range of mobile handsets, and provided for the ability to securely transmit financial information to individual handset owners. The Tarsin License provided us with capabilities in the mobile handset market, which we could use to ensure cross functionality of mobile applications across a wide variety of handsets.

In July 2013, the Company altered its business model to become a provider of digital content across mobile devices. In conjunction therewith, the Company formed two Nevada subsidiary corporations, Bad Rabbit Inc. and ThreeFiftyNine Inc., and hired a senior level software development team that had previously designed the CAPSA technology. The development team spent about two years and millions of dollars in non-recurring engineering costs to complete the development of the platform and to make modifications and enhancements thereto in order to introduce the platform into the market utilizing branded partnership relationships in the mobile sports betting and casino gaming verticals. Despite significant progress on the development and enhancement of the platform and substantially completing its first mobile gaming product, such activities did not result in generating any revenue for the Company.

Tarsin filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California and the Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin, which included the first generation CAPSA platform. Effective October 20, 2014, the Company entered into a multi-year license agreement for the CAPSA platform with NYG. The multi-year license agreement was for a five year term renewable annually thereafter. The Company was responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement were royalty free and the first three years of annual payments were waived. In the spring of 2015, the Company stopped development on the legacy CAPSA platform, as the CAPSA platform was eclipsed by rapid advances in open source software platforms that became commercially available in 2015. The Company never introduced its platform or any products into the market, never generated any revenue and never used the CAPSA platform in any commercial way. Recently, the Company made a decision to recast its business to take advantage of other opportunities that have arisen that do not utilize the CAPSA Platform. On August 31, 2017, the Company and NYG mutually agreed to terminate the license agreement and for the rights, licenses and obligations of each of the parties thereunder to terminate and cease effective December 31, 2016, the time at which NYG discontinued its business. Further, each party has mutually agreed to waive and release the other party from any breaches of the License Agreement by the other party that may have occurred during the term the License Agreement was in effect.

During 2014 and 2015, the Company experienced operational downsizing due to capital constraints but maintained the core management team. Bad Rabbit ceased operating in 2015 and ThreeFiftyNine became inactive. The Company faced severe capital constraints and was unable to access additional capital to continue operations beyond June 2015 and, as a result, the Company (i) laid off its development team and ceased paying managers and advisors, (ii) suspended rent and related payments for its facilities, (iii) was unable to satisfy significant payables due to third parties, including its independent auditors, for work performed for the Company and to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC. The Company has engaged in virtually no business activities since June 2015.

In 2015, the software development operational efforts from Bad Rabbit Inc. were transferred to 359 Mobile Inc. (“359”) to enable 359 at a future date to develop and deploy end-to-end solutions for both cloud and hosted based offerings in the mobile gaming, FinTech and data analytics markets and associated verticals. Utilizing open source software combined with the efforts of our development team, the Company has recently created a new and unique platform, which it intends to market as the Universal Mobile Interface™ (“UMI”). At the heart is the capability to support fully regulatory regionally compliant financial and social transactions via Web and Mobile. This key differentiator enables us to approach many different markets that are in the business of providing mobile connectivity, secure transactional processing and social connectivity. 359 will provide solutions developed based on the Company’s extensive history and experience in payment processing, secure transactions management and end-to-end mobile vertical market offerings. The UMI platform will initially be introduced into the market utilizing branded partnership relationships in the FinTech, data analytics, secure payment processing, compliancy lead transaction management, and digital social events sectors. The first deployment of the UMI will be in mobile gaming in the UK in 2018. Concurrent with that effort, the Company will continue to evaluate the feasibility of additional territory deployments based upon market analysis and regulatory issues. Additionally, the Company will evaluate opportunities to market its current technologies in other industries. Going forward we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US starting with the United Kingdom as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

FinTech describes an emerging financial sector in the 21st century. The term “financial technology” can apply to any innovation in how people transact business. Since the internet revolution and the mobile internet revolution, however, financial technology has grown explosively, and FinTech, which originally referred to computer technology applied to the back office of banks or trading firms, now describes a broad variety of technological interventions into personal and commercial transactions.

Between July 11, 2008 and August 31, 2017, we issued convertible notes aggregating approximately $12,311,634 (the “Company Notes”) to investors in our Company to finance operations. These Company Notes were issued in various tranches. Such Company Notes bear interest at interest rates ranging between 5% and 24% per annum payable at maturity and mature between October 2010 and December 2017. The Company Notes had a principal balance at August 31, 2017 of $7,452,494 and accrued interest of $4,859,140 and are convertible at any time, at the option of the holder, at conversion prices ranging from $0.008 to $0.05 per share.

For the years ended June 30, 2017, 2016, and 2015, we have secured net working capital of approximately $0, $0, and $215,000 from an existing convertible note holder. In addition, an officer of the Company advanced approximately $174,000, $139,000, and $1.33 million for the respective 2017, 2016, and 2015 fiscal years.

The Company’s Chief Executive Officer and Chief Financial Officer has attempted to raise additional capital to be used in connection with the Company’s business plan, including debt financing or a private placement or placements of our equity securities. As a result of these efforts, it became intuitively obvious that, without the Company being current in its Exchange Act reporting obligations, the Company would be unable to consummate any of the transactions it was considering.

We intend to raise additional capital through private placements of our equity securities, an equity line of credit or a rights offering to recommence operations, hire personnel, complete its first mobile gaming product and launch that product in the United Kingdom during 2018. Nevertheless, the terms of any such financing transactions are still undetermined and there can be no assurance that we will conclude any such financing.

To date, we have not engaged in any definitive negotiations with potential investors or lenders regarding any private placement of our equity securities, equity line of credit or rights offering. However, the Company is currently actively speaking and holding preliminary negotiations with various capital, equity and debt financing firms for the purposes of establishing sufficient working capital to accomplish its strategic objectives and hopes to consummate one or more financing transactions before year end although there can be no assurance that it will do so. The proceeds from any such financing will be used primarily to provide us with working capital.

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

Our Business

Holdings was incorporated as a transaction management company focusing on transaction processing solutions and products for the payment processing and financial transaction markets. Holdings has since transformed itself into a software development company and mobile publishing company focused on the delivery of digital content to mobile devices, including its suite of mobile offerings, delivery of mobile content, mobile payments solutions and products through a mix of on-deck partnerships, license agreements, and joint venture arrangements. Holdings has yet to product any revenue. Holdings has spent the last several years developing relationships that will enable us to participate in the emerging market of mobile gaming and FinTech. Through the efforts of our development team, we have the capability to deliver rich mobile content to end users who will use their smart phones in radically new ways. Our UMI has the capacity to open up opportunities in multiple business verticals, such as providing solutions in FinTech, data analytics, secure payment processing, compliancy lead transaction management and various digital social event sectors.

Universal Mobile Interface™ - the Solution for Going Mobile

Today’s current mobile application and transaction solutions are limited - whether it be in how users can interact, or the number of devices it can actually support. As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market. Our UMI is able to take the “how” out of planning and execution, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.

Our first revenues from the licensing of our UMI software platform are expected to be realized in conjunction with the launch of our mobile gaming offerings in the United Kingdom in 2018. Concurrent with that effort, the Company will continue to evaluate the feasibility of additional territory deployments based upon market analysis and regulatory issues. Additionally, the Company will evaluate opportunities to market its current technologies in other industries.

Going forward we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US starting with the United Kingdom as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

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

According to data from Statista, the number of smartphone users worldwide is forecast to grow from 2.1 billion in 2016 to 2.5 billion by 2019. Just over 36% of the world’s population is projected to use a smartphone by 2018, up from about 10% in 2011.

In the US, data from Statista indicates there will be approximately 223 million smartphone users in 2017. By 2019, the number of smartphone users in the U.S. is expected to increase to approximately 247.5 million.

Industry analysts such as smartinsights.com confirm ever-increasing usage of smart phones by people worldwide:

☐	One half of all local searches are performed on mobile devices
☐	Mobile tags provide more product information like comparison shopping offers than traditional barcodes
☐	86% of mobile internet users are using their devices while watching TV
☐	29% of mobile users are open to scanning a mobile tag to get a coupon
☐	On average, Americans spend 2.7 hours per day socializing on their mobile device. That’s over twice the amount of time they spend eating, and over 1/3 of the time they spend sleeping each day.
☐	The top 5 items people use their mobile device for are:
1.	Games 61%
2.	Weather 55%
3.	Search 50%
4.	Social Network 49%
5.	Music 42%

Competition

Historically, the applications market began with Native Applications developed for specific phone models and operating systems. Because the Apple iPhone initially dominated the Smartphone market, most applications were developed first for the current iPhone and then rewritten for the Android. Then as new Smartphone models were released or operating systems upgraded, the Native Applications had to be rewritten and customers were required to download new applications.

As mobile networks increased in speed and capability, Mobile Web Applications became popular for non-secure applications. Mobile Web Applications lack in security and can’t match the user experience of Native Applications; however, they do offer a less expensive alternative and do not require the constant support of Native Applications. To address the need for secure applications that offer a robust user experience, Hybrid Applications address the market needs. A Hybrid Application optimizes the unique functionality and display of mobile devices while utilizing the computing power of a host processor, usually in the cloud.

Cloud and SaaS models have broken through the trust barrier, giving hosted solutions full security approval in B2B markets. We believe that the reduction in reliance upon installed and maintained hardware, with the associated freedom to drive scale across multi-national footprints, will drive even greater adoption of cloud-based infrastructure. UMI incorporates a mobile platform delivering data from a cloud computing backend to deliver content and proper display to any mobile device.

Our UMI platform will allow cross operating system development and is unique in addressing the needs of the mobile gaming industry, which is complex and highly regulated, in key areas such as security, user authentication, geo-location and geo-fencing. By addressing all the market needs we are capable of achieving rapid development and low cost of ownership and mass market mobile device coverage. Other companies such as Cantor Wireless Gaming, Harrah’s, IGT and Bally Tech as well as William Hill, NV Sports Book and Boyd Gaming have put forward public strategies and initial offerings within the mobile gaming market, but we do not believe these companies have the history and pedigree in the needed technology to deliver a robust full featured mobile solution. There are a few development companies entering the market who claim to have a mobile platform to compete with our UMI; however, their product descriptions include caveats like “most popular models” and “current operating systems,” where our UMI can support all mobile devices.

Current solutions typically fall into one of two categories: Native Applications or Mobile Web Applications. Native Applications, while seemingly inexpensive to start, require OS updates as new versions and devices emerge. As traffic increases, these applications also suffer from an inability to properly scale. Web users experience browsers that are chaotic, painfully slow, and offer a poor passive user interface experience. Mobile Web Applications suffer limitations in device functionality like messaging, cameras, tilt, and geolocation. Our technology platform positions itself uniquely between the facets of native and mobile web applications providing high levels of satisfaction for:

☐	User experience
☐	Content management
☐	Messaging and marketing capabilities
☐	Security and compliance
☐	Speed of market reach
☐	Powerful multi-regional capability
☐	Low cost of ownership

Because our technology solution is designed to work with all mobile handset devices, we believe the fragmentation developing in the operating systems of the major suppliers will work to our advantage. There is a clear need to deliver new and innovative solutions that are agnostic to the mobile handset manufacturer. Ultimately, 359 is positioning itself to lead the industry in this capability.

Notwithstanding the foregoing, we anticipate competition in our markets and for our products and services to be stiff. Many of our competitors have substantially greater resources than we do. There can be no assurance that we will compete successfully.

OUR PRIMARY SALES AND MARKETING STRATEGY

Enabling and Delivering Solutions to the Mobile Gaming Sector

The mobile gaming industry faces the most stringent technical and regulatory challenges, even more challenging than mobile banking by an order of magnitude. Requirements include geofencing within territorial borders and on-property, plus a sophisticated range of anti-fraud measures to validate the user’s account and mobile device. Mobile- and simcard-based technologies offer a flexible range of solutions, more so than online or web-based technology (where variable IP addressing negates many anti-fraud measures).

We believe there is a true market hunger for partnerships to mobilize and publish gaming content in full compliance with all legal and regulatory demands, by regulator and by territory. In Europe, licenses are also issued by territory and therefore gaming abroad demonstrates many of the same needs as seen in the US. Gaming operators in Europe are more advanced in their digital solution offerings than the US market has seen, although they have uncovered a range of new hurdles; base management, profiling and engagement; maximizing cross-sell and up-sell to their base; push messaging based on location and social media connectivity.

The online gambling market is comprised of remote gaming activities by means of internet (desktop-based as well as mobile). According to a study conducted by Juniper Research, the value of wagers placed online in 2017 will be $550 billion. The market is projected to double to nearly $1 trillion by 2021. The study went on to further indicate that the “majority of net growth” is attributable to mobile. Global Online Gambling expects to see an expected growth rate of approximately 7.5 % based on 2016-2018 estimates (“Global Online Gambling,” Marketline February 2015).

Europe is where many of the roughly 85 nations across the world that allow online gambling are located. Europe is also where roughly 40% of worldwide online gaming revenue is generated. There is still a lot of available growth in this market sector when one considers that nearly 56% of the world’s population is banned from accessing online casinos in their own countries.

The European online gambling industry is expected to grow at a Compounded Annual Growth Rate of 3.1% during 2016-2018 according to analysts from H2 Gambling Capital. H2 Gambling Capital estimates the European online gambling market at $21.9 billion by 2018.

Based on the foregoing, we foresee gaming opportunities for the Company, including but not limited to the following:

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

The Company also believes there are significant opportunities for us to provide mobile fixed odds betting solutions as well as social based transactional solutions.

Sales and Distribution

Through existing relationships, and discussions with potential business partners, we are assessing the feasibility of introducing our mobile gaming products in countries outside the US, with the intention of extending our business worldwide.

Upon receipt of sufficient funding, we plan to enter into contracts with existing casinos that desire to add mobile gaming and wagering to their offerings. The addition of a mobile wagering/sports betting platform allows the casinos to brand a new capability and attracts new clients to the property. Typically, we would enter into a contract to provide custom gaming and wagering and charge a per user fee, which may include a percentage of the wage or gaming “rake.”

Intellectual Property

The Company holds various trademarks but no patents or copyrights. The Company has experience developing, leasing and supporting various programming solutions in the US gaming market, such as the release of Sports Connection (www.sclv.com). In the mobile gaming market, our intellectual capital and our human capital will form the foundation for various partner programs and the Company’s internal go to market strategies.

Regulation

We are in compliance with all material mobile regulatory controls, such as VeriSign, Safe Harbor, and all carrier commerce and mobile consumer privacy regulations. 359 has managed the in life support program for Class 3 mobile gaming pursuant to Nevada Gaming Board regulations.

The Company intends to comply with all regulations applicable to its business as it develops.

Funding

We have not received any funding commitments and there can be no assurance that we will raise sufficient financing for the projects and applications described herein. Our financial results to date are reflective of an early stage company that has pilot projects in place, but no active programs. If we are not successful in raising funds in the amounts and the times required, our ability to implement one or more of the projects described above will be adversely affected.

Employees and Consultants

As of October 14, 2017, the Company (and its subsidiaries) had a total of two employees. The Company engages the services of independent contractors to assist with developing our product offerings. We plan to engage full-time employees as our business develops and when we obtain sufficient working capital.

Available Information

We will provide, upon request and free of charge, paper copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). A copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the SEC’s website at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item. See “Forward Looking Statements,” above.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s corporate headquarters are located at 1870 The Exchange, Suite 100, Atlanta, Georgia 30339-2021. These premises consist of approximately 600 square feet in a multi-tenant building leased by the Company from an unaffiliated third party pursuant to a month-to-month lease with the option to convert to a longer term at the Company’s sole option. Current monthly rent under this lease is approximately $2,500.

In addition, the Company has a virtual office space in the London Bridge News Building located at 3 London Bridge Street, London SE19SG England These premises consist of approximately 100 square feet in a multi-tenant building leased by the Company from an unaffiliated third party pursuant to a month-to-month lease with the option to convert to a longer term at the Company’s sole option. Current monthly rent under this lease is approximately $200.

ITEM 3.  LEGAL PROCEEDINGS

As of the fiscal year ended June 30, 2014, the Company was a creditor in two related bankruptcy cases in the U.S. Bankruptcy Court, Northern District of California (“Court”). The Company filed proofs of claim and submitted an administrative expense claim for critical support services rendered to debtors in both In re Game2Mobile, Case No. 13-52062 and In re Tarsin, Inc. Case No. 13-53607. On or about June 10, 2014, the Court approved the debtors’ motion to sell substantially all of their assets to NYG Holdings, LLC (“NYG”) and a related motion to approve a compromise of controversy with Tarsin (Europe) LTD., the largest unsecured creditor in these bankruptcy cases. As related to the sale, the Company negotiated a settlement with NYG whereby, among other things, NYG would grant the Company a new license for the CAPSA platform and the Company would withdraw its claims in the bankruptcy cases upon receipt of the license with NYG. On August 31, 2017, NYG and the Company mutually agreed to terminate the license agreement effective December 31, 2016, as discussed above.

For the quarterly periods beginning with the quarterly period ended September 30, 2013 and ending with the quarterly period ended June 30, 2015, Bad Rabbit was unable to remit its portion of Federal Employment taxes due to the Company’s cash position. The fully accrued payroll tax liability, including penalties and interest to date, is approximately $585,000. This liability is fully accrued. Bad Rabbit ceased operations in 2015. The Company is currently in discussions with tax professionals to work out a settlement of all amounts including penalties and interest and a mutually acceptable installment payment plan with the IRS.

On or about March 17, 2017, the State of Nevada Department of Employment, Training & Rehabilitation, Employment Security Division obtained a judgment in the First Judicial District Court of the State of Nevada in and for Carson City against Bad Rabbit, Inc. in the amount of $64,674 together with interest thereon for delinquent payroll taxes, penalties and interest. Such amount remains unpaid and continues to accrue interest. The Company has accrued these liabilities.

On or about May 24, 2016, a judgment was entered in the Ontario Superior Court of Justice (Court File No. CV-15-522603) on behalf of Merchant MPowerTec Marketing Inc. (“MPower”) against Consorteum Inc., a Canadian corporation and a long inactive subsidiary of the Company, for the balance of a loan amounting to C$143,500 (US $110,000) owing to MPower along with payment of interest at a rate of 18% being C$145,638 to such date payable to MPower plus court costs of approximately $2,000. A personal guarantor has paid approximately US $60,000 of this judgment, while the balance remains unpaid by Consorteum Inc. and continues to accrue interest. The Company has tried unsuccessfully to settle this issue with MPowertec by issuance of a convertible note. The total liability as at June 30, 2017 is US $250,000, which has been accrued.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CSRH.QB.” Investors can find real-time quotes and market information on the Company on www.otcmarkets.com.

The table below presents the range of high and low closing bid prices as reported by the OTCBB. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTCBB set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Calendar Quarters From June 30, 2015 Through June 30, 2017

	HIGH	LOW

Quarter Ended June 30, 2015	$0.0070	$0.0022
Quarter Ended September 30, 2015	$0.0050	$0.0011
Quarter Ended December 31, 2015	$0.0032	$0.0007

	HIGH	LOW

Quarter Ended March 31, 2016	$0.0060	$0.0006
Quarter Ended June 30, 2016	$0.0018	$0.0006
Quarter Ended September 30, 2016	$0.0009	$0.0007
Quarter Ended December 31, 2016	$0.0014	$0.0005

Quarter Ended March 31, 2017	$0.0012	$0.0005
Quarter Ended June 30, 2017	$0.0013	$0.0007

Holders of common equity

As of October 18, 2017, we had approximately 232 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

We have not declared or paid a cash dividend to stockholders since our company was organized. Our board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s results of operations, financial condition, contractual restrictions, capital requirements and other factors deemed relevant by the board of directors.

Issuer Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

Recent Sales of Unregistered Securities

During fiscal 2017, the Company issued 2,000,000 shares of Series B preferred stock to the Company’s primary convertible noteholder in consideration of his continuing financial support of the Company. On August 12, 2017, the Company issued an additional 2,000,000 shares of Series B preferred stock to the primary convertible noteholder in consideration of his continuing financial support of the Company. The issuance of all such shares by the Company was exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE LEVEL OVERVIEW

Forward-Looking Information

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.

The Company has based these forward-looking statements largely on its current expectations and projections about future events, financial trends, market opportunities, competition, and the adequacy of the Company’s available cash resources, which the Company believes may affect its financial condition, results of operations, business strategy and financial needs. This Form 10-K also contains forward-looking statements attributed to third parties. All such statements can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. For these reasons, and because of the uncertainty relating to the current financial conditions in today’s economic environment and the potential change in demand for the Company’s products, you should not consider this information to be a guarantee by the Company or any other person that its objectives and plans will be achieved. When you consider these forward-looking statements, you should keep in mind the “Risk Factors” and other cautionary statements set forth in this Item 7 and elsewhere in this Form 10-K. The Company’s forward-looking statements speak only as of the date made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes, and keeping in mind this cautionary statement regarding forward-looking information.

Introduction

This Comprehensive Form 10-K includes, in one comprehensive filing, the business and financial information for the Company for the fiscal years ended June 30, 2017, 2016 and 2015. Therefore, this Management’s Discussion and Analysis provides an analysis of the annual financial condition and results of operations for each of the years ended June 30, 2017, 2016 and 2015. The Financial Statements and Supplementary Data include summarized quarterly financial condition and results of operations for each of the quarters ended (i) September 30 and December 31, 2015, (ii) March 31, September 30 and December 31, 2016, and (iii) March 31, 2017. This review should be read in conjunction with the Financial Statements and Supplementary Data, which are included in Item 8 of this Comprehensive Form 10-K.

The Company has spent the last several years recasting the direction of the Company. We intend to take advantage of the opportunities that have been identified in the mobile gaming, FinTech, data analytics, secure payment processing, compliancy lead transaction management, and digital social events sectors. The market opportunities that are opened to a company that can master the technology of delivering any digital content in a secure, geographically precise area, across any smart phone or mobile device are vast. Our main task has been to narrow our initial focus on the evaluation of a series of internally developed and deployed vertical market offerings, coupled with the identification and pursuit of relevant strategic partners. The technology necessary to successfully deliver end-to-end mobile gaming content for our customers requires the platform to be capable of a secure financial transaction, with complicated rules of winning, regulated by a government entity that depends on location based services.

359’s development team has created a platform which will be known as the Universal Mobile Interface™. It is our belief that the UMI platform will lead the market in the capability to deliver unique solutions to our strategic partners and customers that will become the basis of our revenue moving forward.

RESULTS OF OPERATIONS

Comparison of the Years ended June 30, 2017 and 2016

Revenues

The Company had no revenue in the fiscal years ended June 30, 2017 and 2016. Our first revenues from the licensing of our UMI software platform are expected to be realized in conjunction with the launch of our mobile gaming offerings in the UK in 2018. Going forward we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses primarily consist of consultant fees related to software development, marketing programs, which consist mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our operations, legal expenses and professional fees.

Selling, general, and administrative expenses remained fairly consistent in fiscal 2017 as compared to fiscal 2016.

Interest Expense

Interest consists of interest payable pursuant to stated rates on interest bearing indebtedness. The increase in interest expense in fiscal 2017 when compared to fiscal 2016 is primarily due to continuing increases in accrued interest on existing loans.

Net Losses

We have continued to incur losses for the periods presented. We expect to incur losses until the Company can generate revenues sufficient to cover our operating costs. The Company will need to continue to raise additional working capital to develop its business initiatives until they turn profitable.

Comparison of the Years ended June 30, 2016 and 2015

Revenues

The Company had no revenue in the fiscal years ended June 30, 2016 and 2015. Our first revenues from licensing of our UMI software platform are expected to be realized in conjunction with the launch of our mobile gaming offerings in the UK in 2018. Going forward we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses primarily consist of consultant fees related to software development, marketing programs, which consist mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our operations, legal expenses and professional fees.

The decrease in our selling, general, and administrative expenses in fiscal 2016 when compared to fiscal 2015 is primarily attributable to operational downsizing due to limited availability of operating capital.

Interest Expense

Interest consists of interest payable pursuant to stated rates on interest bearing indebtedness. The increase in interest expense in fiscal 2016 when compared to fiscal 2015 is primarily due to the conversion of certain promissory notes into convertible notes with a higher interest rate during the fiscal year in addition to continuing increases of accrued interest on existing loans.

Net Losses

We have continued to incur losses for the periods presented. We expect to incur losses until the Company can generate revenues sufficient to cover our operating costs. The Company will need to continue to raise additional working capital to develop its business initiatives until they turn profitable.

Comparison of the Years ended June 30, 2015 and 2014

Revenues

The Company had no revenue in the fiscal years ended June 30, 2015 or 2014. Our first revenues from licensing of our UMI software platform are expected to be realized in conjunction with the launch of our mobile gaming offerings in the UK in 2018. Going forward we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses primarily consist of consultant fees related to software development, marketing programs, which consist mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our operations, legal expenses and professional fees.

Selling, general, and administrative expenses remained fairly consistent in fiscal 2015 when compared to fiscal 2014.

Interest Expense

Interest consists of interest payable pursuant to stated rates on interest bearing indebtedness. The increase in interest expense in fiscal 2015 when compared to fiscal 2014 is primarily due to the issuance of additional loans payable during the fiscal year in addition to continuing increase of accrued interest on existing loans.

Net Losses

We have continued to incur losses for the periods presented. We expect to incur losses until the Company can generate revenues sufficient to cover our operating costs. The Company will need to continue to raise additional working capital to develop its business initiatives until they turn profitable.

Plan of Operation, Liquidity and Capital Resources

Cash Flows – Fiscal 2017

We had a cash balance of $1,915 at June 30, 2017.

During fiscal 2017, we used cash in our operating activities amounting to approximately $149,000. Our cash used in operating activities was comprised of our net loss from operations of approximately $1,097,000 primarily attributable to compensation and contractual services under Selling, general and administrative (SG&A).

During fiscal 2017 we used no cash from investing activities.

During fiscal 2017, we generated net cash from financing activities of approximately $149,000, which primarily consisted of proceeds from stockholder advances.

Cash Flows – Fiscal 2016

We had a cash balance of $1,219 at June 30, 2016.

During fiscal 2016, we used cash in our operating activities amounting to approximately $132,000. Our cash used in operating activities was comprised of our net loss from operations of approximately $1,242,000 primarily attributable to compensation and contractual services under SG &A.

During fiscal 2016, we used no cash from investing activities.

During fiscal 2016, we generated cash from financing activities of approximately $133,000, which consisted entirely of net proceeds from officer advances of $133,000.

Cash Flows – Fiscal 2015

We had a cash balance of $1,198 at June 30, 2015.

During fiscal 2015, we used cash in our operating activities amounting to approximately $1,437,000. Our cash used in operating activities was comprised of our net loss from operations of approximately $2,477,000 primarily attributable to compensation and contractual services under SG &A.

During fiscal 2015, we used no cash from investing activities.

During fiscal 2015, we generated cash from financing activities of approximately $1,403,000, which consisted primarily of proceeds from officer advances coupled with the issuance of convertible notes to an existing noteholder.

Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of June 30, 2017, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $20.95 million.

The Company has secured working capital of approximately $174,000, $139,000 and $1.5 million during the years ended June 30, 2017, 2016 and 2015 respectively. Subsequent to such date, the Company has raised additional capital totaling approximately $240,000; such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Certain of the Company’s debt is overdue. The Company is attempting to restructure some of the debt and secure investments and additional financing partners to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that the Company will be able to do any of these things.

Management of the Company believes that it will need to obtain additional capital in the future to support the working capital requirements associated with its planned deployment of its UMI software platform as well as other future initiatives. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company operate profitably in the future and develop new revenue sources to have a material positive effect on the Company’s operations and cash flow. Further, there can be no assurances that revenues in future periods will be sustained at levels that will allow it to achieve and maintain positive cash flow.

The Company’s plan of operation for the twelve months beginning with the date of this annual report consists of focusing its efforts on the successful launch of its mobile gaming initiatives in the United Kingdom in 2018. Concurrent with that effort the Company will continue to evaluate the feasibility of additional territory deployments based upon market analysis and regulatory issues. Additionally, the Company will evaluate opportunities to market its current technologies in other industries.

Risk Factors

The Company’s operating results, financial condition and stock price are subject to certain risks, some of which are beyond its control. These risks could cause the Company’s actual operating and financial results to differ materially from those expressed in its forward looking statements, including the risks described below and the risks identified in other documents which are filed with the SEC:

Limited Interim Historical Information. This comprehensive annual report on Form 10-K contains summarized quarterly financial information for each of the quarters ended (i) September 30 and December 31, 2015, (ii) March 31, September 30 and December 31, 2016, and (iii) March 31, 2017. As the complete periodic filings for those periods have not been filed, certain financial information, disclosures and discussions normally contained in a Form 10-Q are not included in this Form 10-K. The omission of the information that would have been contained in these periodic filings leaves current and prospective investors, customers, employees and others without this source of information about the Company’s business achievements and prospects and may negatively impact the Company’s business opportunities and its ability to raise capital. There can be no assurances that the Company will be able to remain current with its required SEC filing obligations in the future.

Access to Capital. The Company anticipates that it will need to raise capital in the future to fund its historical and new business operations. Negative or uncertain global economic conditions could make it more difficult for the Company to raise capital. If the Company is unable to secure capital in the future, in the form of debt, equity or both, it may be forced to cease operations. There can be no assurances that, if required, the Company will be successful in obtaining additional investment in sufficient amounts to fund its ongoing business operations.

Possible Inability to Develop New Business. While the Company raised cash through issuance of convertible notes and advances from officers in 2015, 2016 and 2017, it limited increases in its operating expenses, reduced its operating expenses when possible and deferred payment of certain obligations to employees and service providers. Management of the Company believes that any significant improvement in the Company’s cash flow must result from increases in revenues from traditional sources and from new revenue sources. The Company’s ability to develop new revenues may depend on the extent of both its marketing activities and its planned deployment of its UMI platform. There are no assurances that the resources that the Company can devote to marketing and to UMI platform deployment and monetization will be sufficient to increase its revenues to levels that will enable it to pay its debts and maintain positive operating cash flow in the future.

Volatility of Stock Price. The market price for the Company’s common stock has periodically experienced significant fluctuations and may continue to do so. Prior to this comprehensive Form 10-K filing, the Company was classified as a delinquent non-reporting entity on the OTC:BB/PK. Upon filing of this report, the Company’s PK status will be removed and we will once again be listed on the OTC:BB/PK. Additionally, securities analysts and traders do not extensively follow the Company’s stock and its stock is thinly traded. The Company’s market price may be affected by announcements of new relationships or modifications to existing relationships. The stock prices of many developing public companies, particularly those with small capitalizations, have experienced wide fluctuations not necessarily related to operating performance. Such fluctuations may adversely affect the market price of the Company’s common stock.

Intellectual Property. The Company relies on confidentiality, non-disclosure and licensing agreements to establish and protect its rights in its proprietary technologies. While the Company actively attempts to protect these rights, its technologies may be compromised through reverse engineering or other means. In addition, the Company’s ability to enforce its intellectual property rights through appropriate legal action has been and will continue to be limited by its adverse liquidity. There can be no assurances that the Company will be able to protect the basis of its technologies from discovery by unauthorized third parties or to preclude unauthorized persons from conducting activities that infringe on the Company’s rights.

Recently Adopted Accounting Pronouncements

As of June 30, 2017 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, this Item is inapplicable to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information required with respect to this Item 8, see index to Financial Statements and Schedules on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated March 31, 2016, RBSM LLP (“RBSM”) informed the Board of Directors of the Company and the SEC that the client-auditor relationship between the Company and RBSM had ceased. The Company did not have the resources to retain any independent accountants to audit its financial statements for its fiscal years ended June 30, 2016 and 2015. In its reports on the Company’s financial statements for the fiscal years ended June 30, 2014 and 2013, RBSM had included a going concern qualification. The Company had no disagreements or differences of opinion with RBSM on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure during those years.

On August 25, 2017 (the “Retention Date”), the Company re-engaged RBSM as its independent accountants to audit its financial statements for its fiscal years ended June 30, 2017, 2016 and 2015. The decision to retain RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August 23, 2017. The Company has no audit committee.

During the Company's three most recent fiscal years ended June 30, 2017, 2016 and 2015, and for all subsequent interim periods prior to the Retention Date, neither the Company nor anyone acting on its behalf consulted RBSM on any matter.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods in the relevant SEC rules and forms. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the weaknesses described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2017. In making this assessment, our management used criteria issued by the Committee of Sponsoring.

Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2017:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Craig A. Fielding	53	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer
Patrick Shuster	65	Chief Operating Officer, Secretary, Director

Set forth below is biographical information with respect to each of the aforementioned individuals.

CRAIG A. FIELDING, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, PRESIDENT, AND DIRECTOR, AGE 53

From April 2006 through December 2011 and May 2012 to the present, Mr. Fielding has served as our CEO, CFO and one of our directors. Mr. Fielding assumed the role of President and CEO in August 2010, and was part of the team that took the Company into the public market, and one of the founders of the Company. From 1999 to February 2006, Mr. Fielding was part of the management teams at two startup technology companies in the financial transaction processing market place. From August 1989 to August 1999, Mr. Fielding worked in a number of Sales Management and Senior Management roles in North America with Xerox Canada Ltd. Mr. Fielding attended Manchester Polytechnic in England where he studied business. Mr. Fielding’s experience in technology, solution selling and large system building in his prior positions enables him to bring this valuable experience to the Board and as CEO of the Company.

PATRICK SHUSTER, CHIEF OPERATING OFFICER, SECRETARY, AND DIRECTOR, AGE 65

Mr. Shuster has served as our COO and one of our directors since May 1, 2011. He has over 25 years business experience, including over 18 years in executive management, engineering, operations and marketing in the telecommunications industry. From May 2005 until June 2011, he served as an officer and director of China Wireless Communications Inc., a publicly traded company engaged in the business of mergers & acquisitions. He has assisted numerous public and private companies in business development and private investment in public equity. Mr. Shuster retired as a decorated officer in the United States Navy serving in the submarine service. His last active duty assignment was as Chief Engineer of a nuclear submarine.

Mr. Shuster served as founder of Smart Voice Telecommunications Inc. from January 2004 to 2006. His responsibilities included all aspects of a founding principal of a Voice Over Internet Telecommunications Company. From July 2006 to August 2010, Mr. Shuster has consulted for several public and privately held companies to develop strategic business plans and streamline operations. Most recently he has consulted for several companies engaged in Homeland Security projects working on detection of CBNR (Chemical, Biological, Nuclear and Radiological) threats.

Board of Directors and Officers

Each director is elected until our next annual meeting of stockholders and until his successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Significant Employees

The Company does not presently have any significant employees other than the named officers and directors.

Meeting and Committees of the Board of Directors

During the years ended June 30, 2017, 2016 and 2015 our Board of Directors held no meetings and took eight, zero, and three actions by written consent, respectively.

As our common stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to and do not have any board committees.

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert, our board would make a determination as to whether such person is independent.

Due to our small size and limited operations to date, we do not presently have a nominating committee, compensation committee or other committee performing similar functions. We have not adopted any procedures by which security holders may recommend nominees to the board of directors, and we do not have a diversity policy.

Board Leadership Structure and Role on Risk Oversight

We have no policy requiring the combination or separation of the Principal Executive Officer and Chairman roles and our governing documents do not mandate a particular structure. Our directors recognize that the leadership structure and the combination or separation of these leadership roles is driven by our needs at any point in time.

Our directors are involved in the general oversight of risks that could affect our business and they will continue to evaluate our leadership structure and modify such structure as appropriate based on our size, resources and operations.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to Consorteum Holdings, Inc., 1870 The Exchange, Suite 100, Atlanta, Georgia 30339-2021, Attention: Chief Operating Officer.

Officers and Directors Indemnification

Under our Certificate of Incorporation and Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in the Company’s best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, the Company must indemnify the officer or director against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, then only by a court order. The indemnification coverage is intended to be to the fullest extent permitted by applicable laws.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to officers or directors under applicable state law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

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

To the best of our knowledge, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Craig A. Fielding, Chairman, Chief Executive Officer, Chief Financial Officer, President and Director	0	2	Forms 3 and 4 and Form 13(d)

Patrick Shuster, Chief Operations Officer, Secretary and Director	0	1	Forms 3 and 4

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officers, principal financial officer, and principal accounting officer, controller, and all others performing similar functions. The Code of Ethics is not yet posted on our web site. We will furnish, without charge, a copy of our Code of Ethics to any person requesting a copy. Any request for a copy should be directed via e-mail to patrick@consorteum.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for fiscal 2017, 2016 and 2015 earned by Craig Fielding, the Company’s Chairman and Chief Executive Officer and Patrick Shuster, the Company’s Chief Operating Officer (the “Named Executives”).

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary		Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	All other Compensation ($)	Total ($)

Craig A. Fielding,	2017	240,000	(1)(3)	0	0	0	240,000
CEO,CFO, President	2016	240,000	(1)(3)	0	0	0	240,000
	2015	240,000	(1)(3)	0	0	0	240,000

Patrick Shuster,	2017	240,000	(2)(4)	0	0	0	240,000
Chief Operating Officer	2016	240,000	(2)(4)	0	0	0	240,000
	2015	240,000	(2)(4)	0	0	0	240,000

____________________

(1)	On September 21, 2012, the Company entered into a new 51-month employment agreement with Mr. Craig Fielding to serve as Chief Executive Officer, retroactive to September 1, 2012. Under the employment agreement, Mr. Fielding is to be paid a base salary of $240,000, a $5,000 per month office allowance and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Fielding was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016, as extended by the Board of Directors. As a signing bonus, Mr. Fielding received 3,000,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Fielding is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

(2)	On September 21, 2012, the Company entered into a new 51-month employment agreement with Mr. Patrick Shuster to serve as Chief Operating Officer, retroactive to September 1, 2012. Under the employment agreement, Mr. Shuster is to be paid a base salary of $240,000, a $5,000 per month office allowance and incentive compensation amounting to 5% to 50% of base salary with revenue targets ranging from $0- $2,000,000 and in excess of $10,000,000. Mr. Shuster was granted 10-year stock options to purchase up to 5,000,000 shares of common stock that vest in equal installments under the employment agreement beginning September 1, 2012 through December 31, 2016, as extended by the Board of Directors. As a signing bonus, Mr. Shuster was issued 2,000,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Additionally, Mr. Shuster is entitled to a cash compensation amounting to 2% of the purchase price in the event of a sale of the Company and 3% of capital raised.

(3)	Mr. Fielding was entitled to his full salary for each of 2015, 2016 and 2017, however the Company was unable to pay the total amounts owed. Portions owed are included in accrued salaries.

(4)	Mr. Shuster was entitled to his full salary for each of 2015, 2016 and 2017, however the Company was unable to pay the total amounts owed. Portions owed are included in accrued salaries.

Employment Agreements

In September 2012, all existing management contracts were terminated by mutual agreement with the parties effective August 31, 2012. On September 1, 2012, the Company entered into an Executive Employment Agreement with each of Craig A. Fielding, our CEO and CFO, and Patrick Shuster, our COO and Secretary, through December 31, 2016, as described above. These changes in management contracts were undertaken in light of our financial position and in order to better position us to attract additional financing. Furthermore, as set out in the financial statements, each of these individuals exchanged significant liabilities that existed as of June 30, 2012, in consideration for issuance of common stock as a subsequent transaction. Although the management contracts expired December 31, 2016 both executives continue to serve at the direction of the Board of Directors in their current positions pursuant to the terms of their respective employment agreements that were in effect in 2016.

Outstanding Equity Awards

On September 21, 2012, we granted ten-year options to purchase 5,000,000 shares, each, of our common stock to Mr. Fielding and Mr. Shuster in accordance with the Company’s 2012 Stock Option Plan, exercisable at the estimated fair market price based on our closing stock price on the grant date of $0.002 per share. Such shares began vesting on September 1, 2012 and became fully vested on December 31, 2016.

The following table sets forth all outstanding equity awards made to our Named Executives as of June 30, 2017 under the Company’s 2012 Stock Option Plan:

Name of Executive Officer	Market Value at 6-30-17	Number of Options	Exercise Price

Craig A. Fielding	$6,500	5,000,000	$0.002

Patrick Shuster	$6,500	5,000,000	$0.002

Other Compensation

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. Except as set forth above with respect to cash compensation amounting to 2% of the purchase price in the event of a sale of the Company payable to each of the Named Executives as provided in their Employment Agreements, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

Stock Option Plans and Stock Compensation Plans

Except for its 2012 Stock Option Plan, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Indebtedness of Directors and Officers

None of our directors or senior officers, and no associates or affiliates of any of them, is indebted to us.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee or a committee performing similar functions. We plan to have a compensation committee when we elect additional independent persons to our board of directors.

Compensation Committee Report

Because we do not have a compensation committee or a committee performing similar functions, we do not have a compensation committee report. All compensation matters are determined by our board of directors.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our board will be determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. None of our directors has received any compensation for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the our common stock as of October 11, 2017, by (i) each person known by us to be the beneficial owner of more than five (5) percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of October 11, 2017, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Amount	Percentage of Class Ownership (2)

Craig A. Fielding 6-14845 Yonge Street, Suite 348 Aurora, Ontario, Canada L4G 6H8	88,759,999 shares of common stock	18.2%	(1)(2)

Patrick Shuster 1870 The Exchange, Suite 100 Atlanta, GA 30339	37,231,521 shares of common stock (3)	7.6%	(1)(2)

OFFICERS AND DIRECTORS AS A GROUP (2 persons)	125,991,520 shares of common stock	25.8%	(1)(2)

(1)	The amount includes shares owned of record and beneficially by each of our directors and executive officers as at October 11, 2017.

(2)	Based on 471,150,864 shares of our common stock issued and outstanding as at October 11, 2017 as well as 17,231,521 shares of our common stock issuable to one of our directors and executive officers pursuant to a convertible promissory note shown above. In addition, for purposes of this calculation, the percentages of ownership are calculated assuming that, with the exception of 17,231,521 shares of our common stock issuable to one of our directors and executive officers pursuant to a convertible promissory note shown above, no additional shares of our common stock have been or will be issued to the holders of our convertible promissory notes within 60 days of October 11, 2017.

(3)	Mr. Shuster is the record owner of 20,000,000 shares of our common stock and the beneficial owner of 17,231,521 shares of our common stock that may be issuable to him upon conversion of a Convertible Note held by him.

Changes in Control

There are no arrangements known to us the operation of which may at a later date result in a change in control of our company.

Equity Compensation Plans

Our 2012 Stock Option Plan is described in Item 11 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, or discussed in Note 9 to the Consolidated Financial Statements herein, during the fiscal years covered by this filing there have not been any relationships, transactions or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest except for the following:

Share Issuances

On September 21, 2012, we approved the issuance of 5,000,000 shares of Series A Preferred Stock, 3,000,000 shares to Mr. Fielding and 2,000,000 shares to Mr. Shuster, in connection with their employment contracts approved on September 21, 2012. In addition, we approved the issuance of 2,000,000 shares, each, of fully vested Series B Preferred Stock to such officers in September 2012.

Convertible Notes

Mr. Shuster, one of our directors and executive officers, holds a Convertible Note in the principal amount of $172,000 plus accrued interest convertible into approximately 17,231,521 shares of our common stock.

Director Independence

Neither of our two directors may be considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2017, 2016 and 2015 for professional services rendered by RBSM LLP (“Accountant”) for the audit of our annual financial statements, and review of financial statements included in our Form 10-Qs, were $99,000, $0 and $16,500, respectively.

Audit Related Fees

There were no fees billed in the fiscal years reported in this Comprehensive 10-K for professional services rendered for audit-related services.

Tax Fees

There were no fees billed in the fiscal years reported in this Comprehensive 10-K for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

There were no other fees billed in the fiscal years reported in this Comprehensive 10-K for products and services other than the services reported above.

Audit Committee’s Pre-Approval Practice

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended June 30, 2017, 2016 and 2015 were approved by our board of directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Exhibits

(3)(i)	Articles of Incorporation of Consorteum, Inc. (formerly Wellentech Services Inc.) (11-07-2005); Amended and Restated Articles of Incorporation (09-29-2008); Articles of Merger (04-09-2009); Certificate of Designation (06/03/2010); Certificate of Amendment (09-13-2010); Certificate of Withdrawal of Certificate of Designation (12-05-2011); Certificate of Designation (12-08-2011). (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

(3)(ii)	By-laws of Consorteum, Inc. (formerly Wellentech Services Inc.) (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

3(iii)	Certificate of Withdrawal for Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2011).

3(iv)	Certificate of Designations for Series A and B Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2011).

3(v)	Certificate of Designation for Series C Preferred Stock filed with the Secretary of State of Nevada on September 8, 2017 (filed herein).

3(vi)	Certificate of Amendment of Articles of Incorporation for Consorteum Holdings Inc. filed with the Secretary of State of Nevada on October 10, 2017 (filed herein).

10.4	Shareholder Agreement dated January 5, 2009 among Consorteum, Inc., Innovative Solutions, Inc., William Bateman, and Michael Frasse (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.5	Management Services Agreement dated April 5, 2006 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.6	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Craig Fielding (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.7	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and Quentin Rickerby (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.8	Management Services Agreement dated as of May 1, 2006 between Consorteum, Inc. and James D. Beatty and Associates, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.9	Joint Venture Agreement dated December 13, 2006 between Consorteum, Inc. and 1510848 Ontario, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.10	Amended and Restated Management Services Agreement dated January 16, 2007 between Consorteum, Inc. and FP Financial Services, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

10.11	Consorteum Purchase Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. with Amendment Agreement dated as of June 6, 2011 (incorporated by reference to Exhibits 10.1 and 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2011).

10.12	Assignment and Assumption Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2011).

10.13	Amendment Agreement dated as of June 6, 2011 between Consorteum Holdings, Inc. and Media Exchange Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.14	Tarsin Acquisition Agreement dated as of October 4, 2011 between Consorteum Holdings, Inc., Tarsin, Inc. and Tarsin LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011).

10.15	Tarsin Software License and Royalty Agreement dated as of October 10, 2012 between Consorteum Holdings, Inc. and Tarsin Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012)

10.16	Amendment 1 to Tarsin Acquisition Agreement dated as of November 4, 2011 among the Company, Tarsin, Inc. and Tarsin (Europe) LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011).

10.17	Tarsin Termination of Acquisition Agreement dated as of October 10, 2012 between Consorteum Holdings Inc., Tarsin LTD and Tarsin Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012).

10.18	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 21, 2012).

10.19	Settlement and Release Agreement dated October 26, 2012 between Consorteum, Inc., Consorteum Holdings, Inc., Game2Mobile Inc., Craig Fielding, Patrick Shuster, and Joseph Cellura. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012).

10.20	AIC Term Sheet dated as of February , 2013 among AIC, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012).

10.21	Amendment 1 to AIC Term Sheet dated as of May 22, 2013 among AIC, LLC and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

10.22	Executive Employment Agreement for Craig Fielding (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

10.23	Executive Employment Agreement for Patrick Shuster (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013).

10.24	2012 Stock Option Plan Of Consorteum Holdings, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014)

10.25

General Release Agreement dated as of October 31, 2012 among Joseph A. Cellura, Craig A. Fielding, the Company, Consorteum, Inc. and Patrick Shuster (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014).

10.26	Letter of Default issued to AIC Group Holdings Limited dated November 18, 2015 (filed herein).

10.27	CAPSA Platform License Agreement dated as of October 20, 2014 between NYG Holdings, LLC and the Company (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014).

10.28	CAPSA Platform License Termination Agreement between NYG Holdings, LLC and the Company dated August 31, 2017 (filed herein).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herein).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herein).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: November 7, 2017

	By:	/s/ Craig A. Fielding
Craig A. Fielding Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Craig A. Fielding	Chairman of the Board of Directors	November 7, 2017
Craig A. Fielding

/s/ Patrick Shuster	Director	November 7, 2017
Patrick Shuster

CONSORTEUM HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 AND 2015

(EXPRESSED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Consorteum Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consorteum Holdings, Inc. and subsidiaries (the “Company”), as of June 30, 2017, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the period in the three years ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consorteum Holdings, Inc. and subsidiaries as of June 30, 2017, 2016 and 2015 and the results of its operations and its cash flows for the period in the three years ended June 30, 2017, in conformity with accounting principles generally accepted in the United States.

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

/s/ RBSM LLP

New York, New York

November 7, 2017

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016	June 30, 2015
Assets:
Cash	$1,915	$1,219	$1,198
Current assets	1,915	1,219	1,198

Liabilities and Shareholders’ Deficit
Accounts payable	$1,011,745	$989,112	$841,836
Accrued expenses	1,076,376	855,069	657,176
Accrued expenses - officers	1,934,586	1,368,610	830,445
Accrued expenses - payroll taxes and related penalties and interest	975,619	827,869	674,136
Loans payable, in default and accrued interest	1,563,602	1,462,391	1,405,332
Convertible promissory notes, in default and accrued interest	11,727,303	9,633,186	7,961,954
Due to stockholders	2,662,479	2,510,567	2,385,048
Current liabilities	20,951,710	17,646,804	14,755,927

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock A, $0.001 par value, 5,000,000 shares designated: 5,000,000 issued and outstanding as of June 30, 2017, 2016 and 2015, respectively	5,000	5,000	5,000
Preferred stock B, $0.001 par value, 15,000,000 shares designated: 6,000,000 issued and outstanding as of June 30, 2017, and 4,000,000 issued and outstanding as of June 30, 2016 and 2015, respectively	6,000	4,000	4,000
Preferred stock C, $0.001 par value, 40,000,000 shares designated: zero Issued and outstanding as of June 30, 2017, 2016 and 2015, respectively	–	–	–
Common stock; $.001 par value; 500,000,000 shares authorized; 471,150,864 issued and outstanding as of June 30, 2017 and 2016, respectively, and 466,150,864 issued and outstanding as of June 30, 2015	471,151	471,151	466,151
Additional paid-in capital	6,369,863	6,370,063	6,354,063
Accumulated other comprehensive loss	247,392	258,913	150,195
Accumulated deficit	(28,049,201)	(24,754,712)	(21,734,138)
Total shareholders' deficit	(20,949,795)	(17,645,585)	(14,754,729)
Total liabilities and shareholders' deficit	$1,915	$1,219	$1,198

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 2017, 2016 AND 2015

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
Operating expenses:
Selling, general and administrative	1,096,698	1,242,074	2,477,205
Total operating expenses	1,096,698	1,242,074	2,477,205

Operating loss	(1,096,698)	(1,242,074)	(2,477,205)

Other expense
Interest expense	(2,197,790)	(1,778,500)	(1,549,572)
Loss on disposal of fixed assets	–	–	(9,310)
	(2,197,790)	(1,778,500)	(1,558,882)

Net loss	(3,294,489)	(3,050,574)	(4,036,087)

Foreign currency translation adjustment	(11,521)	108,718	290,059
Comprehensive loss	$(3,306,010)	$(2,911,856)	$(3,746,028)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	471,150,864	470,672,722	466,150,864

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE THREE YEARS ENDED JUNE 30, 2017

	Preferred Stock (Series A&B )		Common Stock		Collateralized Shares	Shares Committed to be
	Shares	$	Shares	$	Issued	Issued
Ending balance, June 30, 2014	9,000,000	$9,000	466,150,864	$466,151	$(137,500)	$35,000

Stock Option expense	–	–	–	–	–	–
Shares released from escrow	–	–	–	–	137,500	(35,000)
Foreign currency translation	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Ending balance June 30, 2015	9,000,000	$9,000	466,150,864	$466,151	$–	$–

Shares issued in asset acquisition	–	–	5,000,000	5,000	–	–
Foreign currency translation	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Ending balance June 30, 2016	9,000,000	$9,000	471,150,864	$471,151	$–	$–
				–
Series B Preferred Shares issued	2,000,000	2,000	–	–	–	–
Foreign currency translation	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Ending balance June 30, 2017	11,000,000	$11,000	471,150,864	$471,151	$–	$–

	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Capital	(loss)	Deficit	(Deficit)
Ending balance, June 30, 2014	$6,449,271	$(139,864)	$(17,698,051)	$(11,015,993)

Stock Option expense	7,292	–	–	7,292
Shares released from escrow	(102,500)			–
Foreign currency translation	–	290,059	–	290,059
Net loss	–	–	(4,036,087)	(4,036,087)

Ending balance June 30, 2015	$6,354,063	$150,195	$(21,734,138)	$(14,754,729)

Shares issued in asset acquisition	16,000	–	–	21,000
Foreign currency translation	–	108,718	–	108,718
Net loss	–	–	(3,020,574)	(3,020,574)
Ending balance June 30, 2016	$6,370,063	$258,913	$(24,754,712)	$(17,645,585)

Series B Preferred Shares issued	(200)	–	–	1,800
Foreign currency translation	–	(11,521)	–	(11,521)
Net loss	–	–	(3,294,489)	(3,294,489)
Ending balance June 30, 2017	$6,369,863	$247,392	$(28,049,201)	$(20,949,795)

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2017	Year Ended June 30, 2016	Year Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(3,294,489)	$(3,020,574)	$(4,036,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	–	6,233
Loss on disposal of fixed assets	–	–	9,310
Stock-based compensation	–	–	7,292
Changes in operating assets and liabilities:
Impairment expense	–	146,000	–
Accounts payable	22,461	34,634	71,869
Accrued expenses	928,476	930,945	957,219
Accrued interest	2,194,529	1,776,979	1,547,398
Net cash used in operating activities	(149,023)	(132,016)	(1,436,766)

Cash flows used in investing activities:
Net cash used in investing activities	–	–	–

Cash flows from financing activities:
Proceeds from stockholders' advances	174,293	138,731	1,329,874
Repayment of stockholders' advances	(24,442)	(5,364)	(141,563)
Proceeds from the issuance of convertible promissory notes	–	–	215,000
Net cash provided by financing activities	149,851	133,367	1,403,311

Effect of exchange rate on cash	(132)	(1,330)	(19,340)
Net increase (decrease) in cash	696	21	(52,795)
Cash, beginning of period	1,219	1,198	53,993
Cash, end of period	$1,915	$1,219	$1,198

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Non-cash investing and financing activities:
Fair value of Series B Preferred Shares issued for additional consideration to noteholder	$1,800	$–	$–
Shares and debt issued for purchase of prepaid advertising	$–	$146,000	$–

See Notes to Consolidated Financial Statements.

CONSORTEUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Going Concern and Management Plan

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of June 30, 2017, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $20.95 million.

The Company has secured working capital of approximately $174,000, $139,000 and $1.5 million during the years ended June 30, 2017, 2016 and 2015 respectively. Subsequent to such date, the Company has raised additional capital totaling approximately $240,000; such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. Certain of the Company’s debt is overdue. The Company is attempting to restructure some of the debt and secure investments additional financing partners to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that the Company will be able to do any of these things.

Since its inception the Company has incurred significant losses and, as of June 30, 2017, had an accumulated deficit of $28,049,000. For the year ended June 30, 2017, the Company had a net loss from operations of $1,097,000. For the years ended June 30, 2016 and June 30, 2015, the Company had a net loss from operations of $1,242,000 and $2,477,000, respectively. The Company had negative working capital of $20,950,000 at June 30, 2017, $17,650,000 at June 30, 2016 and $14,750,000 at June 30, 2015. Achieving profitability and positive cash flow depends on the Company’s ability to generate and sustain significant increases in revenues and gross profits from its business. There can be no assurances that the Company will be able to generate sufficient revenues and gross profits to achieve profitability and positive cash flow in the future.

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

Basis of Presentation

The consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., Bad Rabbit, Inc., 359 Mobile Inc. and ThreeFiftyNine, Inc. The Company, including its named subsidiaries, had very few activities during the fiscal years covered by this comprehensive 10-K filing. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate to the estimated utilization of future income tax assets, potential penalties on certain wages, and the valuation of stock-based compensation. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents comprise bank balances and short-term bank deposits with an original maturity of three months or less.

Property and equipment

Property and equipment is recorded at cost. Depreciation, based on the estimated useful life of the property and equipment, is provided over a period of three years. Depreciation expense was $6,233 for the year ended June 30, 2015. As of June 30, 2015, all property and equipment was written off due to disposal and abandonment. A loss on disposal of $9,310 was recognized.

Intangible asset

Not applicable

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

Not applicable

Convertible Debt with Beneficial Conversion Features

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470, “Debt with Conversion and Other Options” and ASC 740, “Beneficial Conversion Features”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.

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

Convertible Debt with Adjustable Conversion Options

Certain of our convertible debt contains rights that allow the holders to adjust their conversion price in the event the Company issues common stock at a price per share below their conversion price or convert principal into a variable number of shares with no floor price. Accordingly, the provisions of ASC 815, Derivatives and Hedging (“ASC 815”) apply and must be evaluated by us. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. These conversion features are bifurcated and recorded at fair value at each reporting date using the Black Scholes valuation model.

Revenue recognition

The Company will recognize revenue based on the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. As of June 30, 2017, the Company has had no revenue, neither current nor deferred.

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under ASC 718, Share-Based Payment. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505, Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

Foreign currency translation

In accordance with the provision of ASC 830, Foreign Currency Matters, the Company translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or (loss), a component of stockholders' equity or (deficit). Realized gains or losses resulting from foreign currency transactions are included in operations for the period.

Comprehensive Income or loss

The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying consolidated statements of operations and comprehensive loss.

Earnings or loss per share

The Company accounts for earnings or loss per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

The Company excluded 20,000,000 options and 680,000, 1,105,000 and 3,172,184 warrants from the calculation for the years ended June 30, 2017, 2016, and 2015, respectively, as the exercise prices were in excess of the average closing price of the Company’s common stock. In addition, all conversion prices of convertible debt were in excess of the average closing price of the Company’s common stock, and excluded from the dilutive share calculation.

Concentration of Credit Risk

ASC 825, Financial Instruments, requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration.

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per insured bank. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer, including up to $250,000 for cash.

Development Stage Entity

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

Recent accounting pronouncements

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard became effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard for the fiscal years ending June 30, 2014, 2015, 2016 and 2017.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which is intended to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In April 2015, the FASB issued Accounting Standards Update No. 2015-06, Earnings Per Share {Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In August 2015, the FASB issued ASU 2015-14, "Revenue From Contracts With Customers (Topic 606)". The amendments in this ASU defer the effective date of ASU 2014-09 "Revenue From Contracts With Customers (Topic 606)". Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This guidance is not expected to have a material impact on our results of operations, cash flows, or financial condition.

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, and states that a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. We are currently evaluating the effect ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued an Accounting Standards Update (ASU) "ASU 2016-09 Improvements to Employee Share-Based Payment Accounting" which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. We are currently evaluating the effect ASU 2016-09 will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016 — 10 "Revenue from Contract with Customers: identifying Performance Obligations and Licensing". The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. This guidance is not expected to have a material impact on our results of operations, cash flows, or financial condition.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

In May 2017, the FASB issued Accounting Standards Update No. ("ASU") 2017-09, Compensation - Stock Compensation, an amendment to Topic 718. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. 2. An entity should account for the effects of a modification unless all the following are met:

1.	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods beginning after December 15, 2017. Early adoption is permitted and should be applied prospectively to an award modified on or after the adoption date. The amendments proposed in this ASU are not expected to have a material impact on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

The FASB has issued new standards for revenue recognition, ASU 2016-12, 2014-09 and 2015-14. These standards apply for fiscal years beginning after December 15, 2017. Management will assess the potential impact of the adoption of these standards to our financial statements at a later date.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Fair Value Measurements

The Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

4.	License Agreement with Tarsin

In October 2012, the Company secured a license to market and license the world’s first regulatory compliant mobile platform for delivery of gaming content originally known as CAPSA, which met the standards of the Nevada Gaming Board, from Tarsin Inc. (“Tarsin”) through a licensing agreement. The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States (the “Tarsin License”). The CAPSA software platform was capable of providing digital media to a wide range of mobile handsets, and provided for the ability to securely transmit financial information to individual handset owners.

Tarsin filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California and the Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin, which included the first generation CAPSA platform. Effective October 20, 2014, the Company entered into a multi-year license agreement for the CAPSA platform with NYG. The multi-year license agreement was for a five year term renewable annually thereafter. The Company was responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement were royalty free and the first three years of annual payments were waived. In the spring of 2015, the Company stopped development on the legacy CAPSA platform, as the CAPSA platform was eclipsed by rapid advances in open source software platforms that became commercially available in 2015. The Company never introduced its platform or any products into the market, never generated any revenue and never used the CAPSA platform in any commercial way. Recently, the Company made a decision to recast its business to take advantage of other opportunities that have arisen that do not utilize the CAPSA Platform. On August 31, 2017, the Company and NYG mutually agreed to terminate the license agreement and for the rights, licenses and obligations of each of the parties thereunder to terminate and cease effective December 31, 2016, the time at which NYG discontinued its business. Further, each party has mutually agreed to waive and release the other party from any breaches of the License Agreement by the other party that may have occurred during the term the License Agreement was in effect.

5.	Investment, at cost and Deferred Financing Costs

Not Applicable

6.	Equipment, Net

Not Applicable

7.	Accrued Expenses

The Company's accrued expenses are as follows:

	June 30, 2017	June 30, 2016	June 30, 2015
Salaries, wages and benefits - officers	$1,934,586	$1,368,610	$830,445
Salaries, wages, and benefits – non-officers	46,100	46,100	46,100
Payroll taxes and related penalties and interest	1,003,619	827,869	674,136
Professional services	864,100	693,050	549,000
Other	138,176	115,919	62,076

Total Accrued Expenses	$3,986,581	$3,051,548	$2,161,757

The Company has not remitted withholding taxes on Federal and state wages for certain periods. The Company is subject to taxes, penalties and interest if such wage reports are not properly filed in a timely manner. The Company has recorded such penalties and interest as indicated above.

8.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	June 30, 2017	June 30, 2016	June 30, 2015
Loans payable, bearing interest at rates ranging from 0% to 18% per annum with default interest rates up to 24% per annum. These loans are all unsecured, payable on demand and past due. Accrued interest at June 30, 2017, 2016 and 2015 totaled approximately $704,900, $604,000 and $523,600, respectively.	$1,563,602	$1,462,391	$1,405,332
Less current portion	(1,563,602)	(1,462,391)	(1,405,332)
Loans payable, non-current	$–	$–	$–

Convertible Promissory Notes are as follows:

	June 30, 2017	June 30, 2016	June 30, 2015
Convertible promissory notes assumed in accordance with an asset purchase agreement with Media Exchange Group in 2011 bearing interest at rates from 5% to 8% per annum. All the notes are convertible into shares of common stock at conversion rates ranging from $0.01 to $0.05, at fixed numbers of shares by agreement. Accrued interest at June 30, 2017, 2016 and 2015 totaled approximately $506,300, $443,500 and $380,700, respectively. These notes are all unsecured and in default.	$1,546,988	$1,484,156	$1,421,323

Convertible promissory notes bearing interest at rates from 5% to 18% per annum. All the notes are convertible into shares of common stock at conversion rates ranging from $0.008 to $0.05. Accrued interest at June 30, 2017, 2016 and 2015 totaled approximately $288,900, $241,400 and $195,100, respectively. These notes are all unsecured and in default.	801,078	753,568	709,358

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. All the notes but one are convertible into shares of common stock at a conversion rate of $0.02 per share. One note is convertible into two million shares of Preferred B stock. Accrued interest at June 30, 2017, 2016 and 2015 totaled approximately $2,045,173, $1,392,900 and $878,700, respectively. These notes are all unsecured and in default.	3,083,698	2,431,475	1,917,200

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. The notes are convertible into shares of common stock at a conversion rate of $0.02 per share. Accrued interest at June 30, 2017, 2016 and 2015 totaled approximately $2,381,500, $1,049,900 and $0, respectively. These notes were re-financed with the lender effective June 30, 2015 and bear the terms noted previously. All came due on June 29, 2016. As of June 30, 2017 and 2016, the notes were in default.	6,295,539	4,963,987	3,914,073

Convertible Promissory Notes	$11,727,303	$9,633,186	$7,961,954

Convertible Promissory Notes

During the year ended June 30, 2015, the Company issued convertible notes totaling approximately $215,000 to an existing shareholder in exchange for cash advances made to the Company.

On June 30, 2015 the Company exchanged promissory notes with an approximate principal balance of $2.2 million and accrued interest of approximately $1.7 million for new convertible notes. The new convertible notes carry an interest rate of 2% per month and came due on June 29, 2016. All these notes are currently in default.

The Company recognized interest expense of approximately $2,197,800, $1,778,500 and $1,550,000 during fiscal 2017, 2016 and 2015, respectively, in connection with all loans, convertible promissory notes, and financing costs.

9.	Related Party Transactions

The amounts due to stockholders include non-interest bearing, unsecured advances with no fixed terms of repayment and the note entered into May 30, 2012 as described below. Stockholders advanced the Company approximately $174,000, $139,000 and $1,330,000 during the years ended June 30, 2017, 2016 and 2015, respectively, exclusive of the convertible note below. As of June 30, 2017, 2016 and 2015 the net balance due to stockholders for advances amounted to approximately $2,662,000, $2,511,000 and $2,385,000, respectively, and is included in due to stockholders.

Included in Media Exchange Group convertible notes above, is approximately $172,000 in notes and accrued interest that are due to our Chief Operating Officer.

Included in accrued expenses are amounts due to a related party of $515,448, $311,448, and $156,448 for the years ended June 30, 2017, 2016 and 2015, respectively.

In August, 2015 the Company purchased an advertising trade credit from a related party. In conjunction with the purchase the Company issued 5 million shares of common stock and agreed to pay $125,000 in cash. The cash obligation is currently included in accounts payable.

10.	Commitments and Contingencies

Litigation

On or about March 17, 2017, the State of Nevada Department of Employment, Training & Rehabilitation, Employment Security Division obtained a judgment in the First Judicial District Court of the State of Nevada in and for Carson City against Bad Rabbit, Inc. in the amount of $64,674 together with interest thereon for delinquent payroll taxes, penalties and interest. Such amount remains unpaid and continues to accrue interest. The Company has accrued these liabilities.

On or about May 24, 2016, a judgment was entered in the Ontario Superior Court of Justice (Court File No. CV-15-522603) on behalf of Merchant MPowerTec Marketing Inc. (“MPower”) against Consorteum Inc., a Canadian corporation and a long inactive subsidiary of the Company, for the balance of a loan amounting to C$143,500 (US $110,000) owing to MPower along with payment of interest at a rate of 18% being C$145,638 to such date payable to MPower plus court costs of approximately $2,000. A personal guarantor has paid approximately US $60,000 of this judgment, while the balance remains unpaid by Consorteum Inc. and continues to accrue interest. The Company has tried unsuccessfully to settle this issue with MPowertec by issuance of a convertible note. The total liability as at June 30, 2017 is US $250,000, which has been accrued.

Employment Agreements

On September 1, 2012, the Company entered into an Executive Employment Agreement with each of Craig A. Fielding, our CEO and CFO, and Patrick Shuster, our COO and Secretary, through December 31, 2016. Although the management contracts expired December 31, 2016 both executives continue to serve at the direction of the Board of Directors in their current positions pursuant to the terms of their respective employment agreements that were in effect in 2016.

Below is a summary of the continuing obligations of Mr. Fielding’s agreement:

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

Below is a summary of the continuing obligations of Mr. Shuster’s agreement:

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

Other Matters

For the quarterly periods beginning with the quarterly period ended September 30, 2013 and ending with the quarterly period ended June 30, 2015, Bad Rabbit was unable to remit its portion of Federal Employment taxes due to the Company’s cash position. The fully accrued payroll tax liability, including penalties and interest to date, is approximately $585,000. This liability is fully accrued. Bad Rabbit ceased operations in 2015. The Company is currently in discussions with tax professionals to work out a settlement of all amounts including penalties and interest and a mutually acceptable installment payment plan with the IRS.

In October 2012, the Company secured a license to market and license the world’s first regulatory compliant mobile platform for delivery of gaming content originally known as CAPSA, which met the standards of the Nevada Gaming Board, from Tarsin Inc. (“Tarsin”) through a licensing agreement. The licensing agreement provided the Company with an exclusive right to license the CAPSA software platform in selected geographical markets throughout Canada and Mexico, along with select customers within the United States (the “Tarsin License”). The CAPSA software platform was capable of providing digital media to a wide range of mobile handsets, and provided for the ability to securely transmit financial information to individual handset owners.

Tarsin filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court, Northern District of California and the Company was a creditor in this Case No. 13-53607. In resolving the bankruptcy case, NYG Holdings LLC (“NYG”) acquired the original intellectual property from Tarsin, which included the first generation CAPSA platform. Effective October 20, 2014, the Company entered into a multi-year license agreement for the CAPSA platform with NYG. The multi-year license agreement was for a five year term renewable annually thereafter. The Company was responsible to pay royalties fees of 10% of net revenues plus $100,000 annually. However, the first 18 months of the agreement were royalty free and the first three years of annual payments were waived. In the spring of 2015, the Company stopped development on the legacy CAPSA platform, as the CAPSA platform was eclipsed by rapid advances in open source software platforms that became commercially available in 2015. The Company never introduced its platform or any products into the market, never generated any revenue and never used the CAPSA platform in any commercial way. Recently, the Company made a decision to recast its business to take advantage of other opportunities that have arisen that do not utilize the CAPSA Platform. On August 31, 2017, the Company and NYG mutually agreed to terminate the license agreement and for the rights, licenses and obligations of each of the parties thereunder to terminate and cease effective December 31, 2016, the time at which NYG discontinued its business. Further, each party has mutually agreed to waive and release the other party from any breaches of the License Agreement by the other party that may have occurred during the term the License Agreement was in effect.

The Company’s corporate headquarters are located at 1870 The Exchange, Suite 100, Atlanta, Georgia 30339-2021. These premises consist of approximately 600 square feet in a multi-tenant building leased by the Company from an unaffiliated third party pursuant to a month-to-month lease with the option to convert to a longer term at the Company’s sole option. Current monthly rent under this lease is approximately $2,500.

In addition, the Company has a virtual office space in the London Bridge News Building located at 3 London Bridge Street, London SE19SG England These premises consist of approximately 100 square feet in a multi-tenant building leased by the Company from an unaffiliated third party pursuant to a month-to-month lease with the option to convert to a longer term at the Company’s sole option. Current monthly rent under this lease is approximately $200.

11.	Stockholders’ Deficit

As of June 30, 2017, the Company was authorized to issue 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. At such time, assuming all of the rights and obligations to issue approximately 556,000,000 shares of common stock under convertible notes, warrants and stock options became due as of June 30, 2017, the Company would not have sufficient authorized common shares to fulfill such obligations. On October 11, 2017, the Company increased the authorized shares of common stock to 2 billion.

Preferred Stock

As of June 30, 2017, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

Of the preferred shares authorized, 5,000,000 have been designated as Series A preferred shares, 15,000,000 have been designated as Series B preferred shares, and 40,000,000 have been designated as Series C preferred shares. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and liquidation preference as described below. The rights and privileges of the Series B shares consist of voting rights equal to one vote per share held, conversion rights equal to Series A and liquidation preference as described below. The Series C shares are entitled to one vote per share held, will pay no dividend, are each convertible into four (4) shares of common stock, and have a liquidation preference junior to the Series A and B Preferred Stock. No Series C shares had been issued as of June 30, 2017.

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any common stock or Series B and Series C preferred stock liquidation preference, the holders of the Series A preferred stock shall be entitled to be paid out of the assets of the Company an amount per share of Series A Preferred Stock equal to the product of (i) the original amount paid by the holder thereof for each share of Series A Preferred Stock owned by such holder as of the effective date of such liquidation, multiplied by (ii) the number of shares of Series A Preferred Stock owned of record by such holder as of the liquidation date (as adjusted for any combinations, splits, recapitalization and the like with respect to such shares). Series B preferred stock is next in liquidation preference after the Series A preferred stock, and is computed consistently with the formula above for the Series A preferred stock. Series C preferred stock is next in liquidation preference after the Series B preferred stock, and is computed consistently with the formula above for the Series B preferred stock.

During fiscal 2017, the Company issued 2,000,000 shares of Series B Preferred Stock to its primary convertible noteholder.

Common Stock

The Company recently increased its authorized number of shares of common stock available for future issuance in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. The Company’s Articles of Incorporation previously authorized it to issue up to 500,000,000 shares of common stock, par value $.001 per share. The Company does not propose to increase our authorized preferred stock, which will remain unchanged. In October 2017, the Company increased the authorized shares of its common stock to 2 billion.

During fiscal 2016, the Company issued the following shares of common stock:

•	5,000,000 shares of common stock in connection with an asset purchase agreement issued to a related party for the purchase of advertising trade credit.

Warrants

There were no warrants issued to purchase common stock during the years ended June 30, 2017, 2016 and 2015.

A summary of the status of the warrants for the years ended June 30, 2017, 2016 and 2015 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding June 30, 2014	3,172,184	$0.018	2.1
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding June 30, 2015	3,172,184	$0.018	1.1
Granted	–	–
Exercised	–	–
Forfeited	(2,067,184)	0.015
Outstanding June 30, 2016	1,105,000	$0.025	0.7
Granted	–	–
Exercised	–	–
Forfeited	(425,000)	–
Outstanding June 30, 2017	680,000	$0.025	0.1

Options

On September 21, 2012, the Company granted 20,000,000 stock options to directors and officers of the Company, pursuant to the stock option plan established by the Company. One fourth of the options vested immediately, with one quarter vesting on each anniversary thereafter. The options are exercisable at $0.007 per share and have a ten-year contractual life. The grant date fair value of these options was determined to be $140,000 at the date of grant using the Black-Scholes option pricing model. Stock option expense related to these options was approximately $7,292 for the year ended June 30, 2015. There was no remaining unrecognized expense associated with the issuance of stock options for the years ended June 30, 2017 and 2016.

Stock option activity for the years ended June 30, 2017, 2016 and 2015 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding June 30, 2014	20,000,000	$0.02	7.0	$–
Granted	–	–
Exercised	–	–
Expired	–	–
Outstanding June 30, 2015	20,000,000	$0.02	6.0	$–
Granted	–	–
Exercised	–	–
Expired	–	–
Outstanding June 30, 2016	20,000,000	$0.02	5.0	$–
Granted	–	–
Exercised	–	–
Expired	–	–
Outstanding June 30, 2017	20,000,000	$0.02	4.0	$–
Exercisable and vested at June 30, 2017	20,000,000	$0.02	4.0	$–

12.	Income Tax

The Company's income taxes are as follows:

	June 30,	June 30,	June 30,
	2017	2016	2015
Expected income tax benefit at the combined statutory rate of 35%	$1,284,900	$1,178,000	$1,574,100
Non-deductible stock compensation and other	–	–	(6,470)
U.S. effective rate in excess of Canadian tax rate	(56,000)	(56,700)	(65,520)
Valuation allowance	(1,228,900)	(1,121,300)	(1,502,110)
Benefit from income taxes	$–	$–	$–

The components of deferred tax assets are as follows:

	June 30, 2017	June 30, 2016	June 30, 2015
Net operating loss carry forwards	$4,548,800	$3,432,000	$2,424,000
Accounts payable and accrued liabilities	–	–	–
Valuation allowance	(4,548,800)	(3,432,000)	(2,424,000)
Net	$–	$–	$–

The components of net loss for fiscal 2017, 2016 and 2015 before income tax consisted of the following:

	Year Ended June 30,
$ Description	2017	2016	2015
U.S. Operations	$(2,863,675)	$(2,584,353)	$(3,532,590)
Canadian Operations	(430,814)	(436,221)	(503,997)
Total net loss	$(3,294,489)	$(3,020,574)	$(4,036,587)

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

As of June 30, 2017, the Company had approximately $13,051,000 of Federal, provincial and state net operating loss (“NOL”) carry forwards available to offset future years’ taxable income. Such carry forwards expire between 2030 and 2036. Due to a change in ownership as defined under Section 382 of the Internal Revenue Code due to share issuances exceeding 50%, these net operating losses will likely be limited to a nominal amount, annually. During the year ended June 30, 2017, the Company excluded NOLs prior to fiscal 2012 from its deferred tax assets. The Canadian NOL are calculated using the Canadian tax rate of 26% compared to the U.S. tax rate of 35%.

The Company has not filed its United States Federal and State tax returns for the years ranging from June 30, 2011 - 2017. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States as its "major" tax jurisdiction.  The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

13.	Subsequent Events

From July 1, 2017 through November 3, 2017 the Company raised funding in the amount of approximately $240,000 attributable to advances from an existing noteholder.

On August 12, 2017, the Company issued 2,000,000 shares of Series B preferred stock to a convertible noteholder.

On September 1, 2017, the Board of Directors approved actions to increase the Company’s authorized common stock from 500 million to 2 billion shares. In conjunction therewith, the Company filed a Form 14C with the Securities and Exchange Commission and a Notice and Information Statement to stockholders was mailed to all stockholders on September 19, 2017. The charter amendment was effective October 11, 2017.

14.	Quarterly Financial Information (Unaudited)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles it the United States of America for complete financial statements. These unaudited consolidated interim financial statements should he read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the years ended June 30, 2017, 2016 and 2015. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature necessary for a fair statement of the results for all the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

Consorteum Holdings Inc. & Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016	September 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Assets:
Cash	$21	$278	$544	$280	$393	$369
Current assets	21	278	544	280	393	369

Total assets	$21	$278	$544	$280	$393	$369

Liabilities and Shareholders' Deficit
Accounts payable	$999,048	$988,791	$993,698	$980,108	$950,842	$954,539
Accrued expenses	1,021,411	969,015	918,185	790,633	722,343	688,322
Accrued expenses - officers	1,768,945	1,621,150	1,501,820	1,228,656	1,045,887	927,177
Accrued expenses - payroll taxes and related penalties and interest	942,151	910,203	882,545	772,177	709,366	690,104
Loans payable, in default and accrued interest	1,512,476	1,479,159	1,478,103	1,439,160	1,354,752	1,359,807
Convertible promissory notes, in default and accrued interest	11,156,871	10,619,063	10,112,812	9,179,229	8,745,375	8,341,171
Due to stockholders	2,624,882	2,601,574	2,548,204	2,474,956	2,436,644	2,388,541
Current liabilities	20,025,784	19,188,955	18,435,367	16,864,919	15,965,209	15,349,662

Total liabilities	20,025,784	19,188,955	18,435,367	16,864,919	15,965,209	15,349,662

Stockholders' Deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock A, $0.001 par value, 5,000,000 shares designated: 5,000,000 issued and outstanding as of June 30, 2017, 2016 and 2015, respectively	5,000	5,000	5,000	5,000	5,000	5,000
Preferred stock B, $0.001 par value, 15,000,000 shares designated: 6,000,000 issued and outstanding as of June 30, 2017, and 4,000,000 issued and outstanding as of June 30, 2016 and 2015, respectively	4,000	4,000	4,000	4,000	4,000	4,000
Preferred stock C, $0.001 par value, 40,000,000 shares designated: zero issued and outstanding as of June 30, 2017, 2016 and 2015, respectively	–	–	–	–	–	–
Common stock; $.001 par value; 500,000,000 shares authorized; 471,150,864 issued and outstanding as of June 30, 2017 and 2016, respectively, and 466,150,864 issued and outstanding as of June 30, 2015	471,150	471,150	471,151	471,151	471,151	471,151
Additional paid-in capital	6,370,063	6,370,063	6,370,063	6,370,063	6,370,063	6,370,063
Accumulated other comprehensive loss	326,605	347,571	285,000	245,151	406,617	328,192
Accumulated deficit	(27,202,581)	(26,386,461)	(25,570,036)	(23,960,003)	(23,221,646)	(22,527,698)
Total shareholders' deficit	(20,025,763)	(19,188,677)	(18,434,823)	(16,864,639)	(15,964,816)	(15,349,293)
Total liabilities and shareholders' deficit	$21	$278	$544	$280	$393	$369

Consorteum Holdings Inc. & Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended March 31,	Nine Months ended March 31,	Three Months ended December 31,	Six Months ended December 31,	Three Months ended September 30,
	2017	2017	2016	2016	2016

Operating expenses:
Selling, general and administrative	252,971	845,559	283,721	592,587	308,866
Total operating expenses	252,971	845,559	283,721	592,587	308,866

Operating loss	(252,971)	(845,559)	(283,721)	(592,587)	(308,866)

Other expense
Interest expense	(563,148)	(1,602,310)	(532,704)	(1,039,161)	(506,457)

Net loss	(816,120)	(2,447,869)	(816,425)	(1,631,749)	(815,324)

Foreign currency translation adjustment	(20,966)	67,692	62,571	88,658	26,087

Comprehensive loss	$(837,086)	$(2,380,177)	$(753,854)	$(1,543,091)	$(789,237)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	471,150,864	471,150,864	471,150,864	471,150,864	471,150,864

Consorteum Holdings Inc. & Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended March 31,	Nine Months ended March 31,	Three Months ended December 31,	Six Months ended December 31,	Three Months ended September 30,
	2016	2016	2015	2015	2015

Operating expenses:
Selling, general and administrative	284,133	929,048	261,848	644,915	383,067
Impairment of investment	–	–	–	–	–
Impairment of intangible assets	–	–	–	–	–
Null	–	–	–	–	–
Total operating expenses	284,133	929,048	261,848	644,915	383,067

Operating loss	(284,133)	(929,048)	(261,848)	(644,915)	(383,067)

Other income and (expense)
Interest expense	(454,224)	(1,296,817)	(432,099)	(842,592)	(410,493)

Net loss	(738,357)	(2,225,865)	(693,947)	(1,487,508)	(793,560)

Foreign currency translation adjustment	(161,466)	94,956	78,425	256,422	177,997

Comprehensive loss	$(899,823)	$(2,130,909)	$(615,522)	$(1,231,086)	$(615,563)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	471,150,864	470,514,500	471,150,864	470,199,777	469,248,690

Consorteum Holdings Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended March 31,	Six Months ended December 31,	Three Months ended September 30,	Nine Months ended March 31,	Six Months ended December 31,	Three Months ended September 30,
	2017	2016	2016	2016	2015	2015

Cash flows from operating activities:
Net loss	$(2,447,869)	$(1,631,749)	$(815,324)	$(2,225,865)	$(1,487,508)	$(793,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Impairment expense	–	–	–	146,000	146,000	146,000
Accounts payable	16,854	9,094	7,315	24,747	13,536	8,432
Accrued expenses	708,528	484,108	261,582	661,467	410,995	209,580
Accrued interest	1,601,235	1,038,471	506,001	1,295,697	841,846	410,216
Net cash used in operating activities	(121,251)	(100,076)	(40,426)	(97,954)	(75,131)	(19,332)

Cash flows used in investing activities:
Net cash used in investing activities	–	–	–	–	–	–

Cash flows from financing activities:
Proceeds from stockholders' advances	135,394	114,176	50,225	101,939	44,851	19,040
Repayment of stockholders' advances	(15,602)	(14,803)	(10,360)	(2,622)	28,202	–
Net cash provided by financing activities	119,792	99,373	39,865	99,317	73,053	19,040

Effect of exchange rate on cash	261	(237)	(114)	(2,281)	1,273	(537)
Net increase (decrease) in cash	(1,198)	(940)	(675)	(918)	(805)	(829)
Cash, beginning of period	1,219	1,219	1,219	1,198	1,198	1,198
Cash, end of period	$21	$278	$544	$280	$393	$369

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–	$–	$–	$–	$–
Cash paid for income taxes	$–	$–	$–	$–	$–	$–

Non-cash investing and financing activities:
Shares and debt issued for purchase of prepaid advertising				$146,000	$146,000	$146,000

