Form 10-Q
period 2017-09-30
Consorteum Holdings, Inc.
filed 2017-11-16
CIK 1387976

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1870 The Exchange, Suite 100, Atlanta, Georgia 30339-2021

(Address of Principal Executive Offices)(Zip Code)

(888) 603-5161

(Registrant’s Telephone Number, including Area Code)

N/A

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No  ☒.

As of November 14, 2017, the Company had 471,150,864 shares of common stock issued and outstanding.

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

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements are based on information available to management on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects. Reference is made to our discussion of Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 on file with the SEC.

The following business and financial discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this filing.

2

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I –FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017	June 30, 2017
	(unaudited)	*
ASSETS

CURRENT ASSETS:
Cash	$11,729	$1,915
Other current asset	2,500	–
Total Current assets	14,229	1,915

TOTAL ASSETS	$14,229	$1,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,081,195	$1,011,745
Accrued liabilities	1,133,680	1,076,376
Accrued expenses - officers	2,091,513	1,934,586
Accrued expenses - payroll taxes and related penalties and interest	1,006,695	975,619
Loans payable, in default and accrued interest	1,631,921	1,563,602
Convertible promissory notes, in default and accrued interest	12,535,800	11,727,303
Due to stockholders	2,661,721	2,662,479
Total current liabilities	22,142,525	20,951,710

Commitments and Contingencies

STOCKHOLDER’ DEFICIT:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock Series A, $0.001 par value, 5,000,000 shares designated: 5,000,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	5,000	5,000
Preferred stock Series B, $0.001 par value, 15,000,000 shares designated: 8,000,000 and 6,000,000 shares issued and outstanding as September 30, 2017 and June 30, 2017, respectively	8,000	6,000
Preferred stock Series C, $0.001 par value, 40,000,000 shares designated: zero shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	–	–
Common stock, $0.001 par value, 2,000,000,000 shares authorized: 471,150,864 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively (see Footnote 6)	471,151	471,151

Additional paid-in capital	6,369,663	6,369,863
Accumulated other comprehensive income	122,142	247,392
Accumulated deficit	(29,104,252)	(28,049,201)
Total stockholders' deficit	(22,128,296)	(20,949,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,229	$1,915

See notes to condensed consolidated financial statements.

* Derived from audited information

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three months ended September 30,
	2017	2016
REVENUES	$–	$–

OPERATING EXPENSES:
Selling, general and administration expenses	419,182	308,866
Total operating expenses	419,182	308,866

OPERATING LOSS	(419,182)	(308,866)

OTHER EXPENSES

Interest expense	(635,869)	(506,457)

Total other expense	(635,869)	(506,457)

LOSS BEFORE INCOME TAXES	(1,055,051)	(815,324)
Provision for income taxes	–	–

NET LOSS	(1,055,051)	(815,324)

Foreign currency translation adjustment	(125,250)	26,087

COMPREHENSIVE LOSS	$(1,180,301)	$(789,237)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	471,150,864	471,150,864

See notes to condensed consolidated financial statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(1,055,051)	$(815,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,800	–

Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	–
Accounts payable	58,202	7,315
Accrued expenses	191,653	261,582
Accrued interest	633,846	506,001
Net cash used in operating activities	(172,050)	(40,426)

INVESTING ACTIVITIES:
Net cash used in investing activities	–	–

FINANCING ACTIVITIES:
Proceeds from loans	198,000	–
Proceeds from stockholders' advances	240	50,225
Repayment of stockholders' advances	(15,962)	(10,360)
Net cash provided by financing activities	182,278	39,865

Effect of exchange rate on cash	(414)	(114)

Net (decrease) increase in cash and cash equivalents	9,814	(675)
CASH AND CASH EQUIVALENTS, beginning of period	1,915	1,219

CASH AND CASH EQUIVALENTS, end of period	$11,729	$544

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See notes to condensed consolidated financial statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

1.	Nature of Operation and Going Concern

Nature of Operations

Consorteum Holdings, Inc. (“Holdings” or the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. Holdings was incorporated as a transaction management company focusing on transaction processing solutions and products for the payment processing and financial transaction markets. Holdings has since transformed itself into a software development company and mobile publishing company focused on the development and delivery of digital content to mobile devices, including, delivery of mobile content, mobile payments solutions and products through a mix of on-deck partnerships, license agreements, and joint venture arrangements.

Holdings has spent the last several years developing relationships that will enable us to participate in the emerging market of mobile gaming and FinTech. Through the efforts of our development team, and utilizing open source software, we have the capability to deliver rich mobile content to end users who will use their smart phones in radically new ways. Our Universal Mobile Interface (“UMI”)™ has the capability to open up opportunities in multiple business verticals, such as providing solutions in FinTech, data analytics, secure payment processing, compliancy lead transaction management and various digital social event sectors.

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

Holdings has yet to produce any revenue. For the three month periods ended September 30, 2017 and 2016, respectively, the Company had total operating expenses of $419,182 and $308,866, and experienced a net loss of $(1,055,051) and $(815,324), respectively. As of September 30, 2017, the Company had an accumulated deficit of $(29,104,252) and total liabilities of $22,142,525, including loans payable of $1,631,921 which includes accrued interest of $848,246 and convertible promissory loans of $12,535,800 which includes accrued interest of $5,898,071.

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

In 2015, all software development operational efforts to date were transferred to 359 Mobile Inc. (“359”), a wholly owned subsidiary, to enable 359 at a future date to develop and deploy end-to-end solutions for both cloud and hosted based offerings in the mobile gaming, FinTech and data analytics markets and associated verticals. As noted above, the Company has recently created a new and unique platform, which it intends to market as the Universal Mobile Interface™. At the heart is the capability to support fully regulatory regionally compliant financial and social transactions via Web and Mobile. This key differentiator enables us to approach many different markets that are in the business of providing mobile connectivity, secure transactional processing and social connectivity. 359 will provide solutions developed based on the Company’s history and experience in payment processing, secure transactions management and end-to-end mobile vertical market offerings. The UMI platform will initially be introduced into the market utilizing branded partnership relationships in the FinTech, data analytics, secure payment processing, compliancy lead transaction management, and digital social events sectors. The first deployment of the UMI will be in mobile gaming in the UK in 2018. Concurrent with that effort, the Company will continue to evaluate the feasibility of additional territory deployments based upon market analysis and regulatory issues. Additionally, the Company will evaluate opportunities to market its current technologies in other industries. Going forward we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US starting with the United Kingdom as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

Going Concern and Management Plan

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of September 30, 2017, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $22.1 million. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

The Company secured working capital of approximately $198,000 during the three months ended September 30, 2017. Subsequent to such date, the Company has raised additional capital totaling approximately $55,000. Such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities. The Company is attempting to restructure some of its debt and secure capital through private placements of our equity securities, an equity line of credit or a rights offering to satisfy its existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that the Company will be able to do any of these things.

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

Basis of Presentation

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Consorteum Holdings, Inc., Consorteum Inc., Bad Rabbit, Inc., 359 Mobile Inc. and ThreeFiftyNine, Inc.. All significant intercompany balances and transactions are eliminated on consolidation.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

Earnings or loss per common share

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

The Company excluded 20,000,000 options, 680,000 warrants and 598,187,328 potentially issuable shares from convertible debt from the calculation for the three months ended September 30, 2017. All 680,000 warrants expired in July 2017.

3.	Accrued Expenses

The Company's accrued expenses are as follows:

	September 30, 2017	June 30, 2017
Salaries, wages and benefits –officers	$2,091,513	$1,934,586
Salaries, wages, and benefits – non-officers	46,100	46,100
Payroll taxes and related penalties and interest	1,006,695	1,003,619
Professional services	943,131	864,100
Other	144,449	138,176

Total Accrued Expenses	$4,231,888	$3,986,581

The Company has been delinquent in reporting and remitting wages paid subject to withholding of Federal and state income taxes. The Company is subject to penalties and interest if such taxes are not properly reported and remitted in a timely manner. The Company has estimated such penalties and interest as indicated above.

4.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	September 30,	June 30,
	2017	2017

Loans payable, bearing interest at rates between 0% and 18% per annum with default interest up to 24% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest of $752,140 and $704,900 at September 30, 2017 and June 30, 2017, respectively.	$1,631,921	$1,563,602
Less: Current portion	(1,631,921)	(1,563,602)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	September 30,	June 30,
	2017	2017
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at September 30, 2017 and June 30, 2017 of $522,000 and $506,300, respectively. These notes are all unsecured and in default.	$1,562,642	$1,546,988

Convertible promissory notes bearing interest between 5% and 18% per annum. All the notes are convertible into shares of common stock at conversion rates ranging from $0.008 to $0.05. Accrued interest of $302,400 and $288,900 at September 30, 2017 and June 30, 2017, respectively. These notes are all unsecured and in default.	816,203	801,078

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. All the notes but one are convertible into shares of common stock at a conversion rate of $0.02 per share. One note is convertible into two million shares of Series B Preferred stock. Accrued interest of $2,239,500 and $2,045,173 at September30, 2017 and June 30, 2017, respectively. These notes are all unsecured and in default.	3,476,024	3,083,698

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. The notes are convertible into shares of common stock at a conversion rate of $0.02 per share. Accrued interest of $2,766,805 and $2,381,500 at September 30, 2017 and June 30, 2017, respectively. These notes were refinanced with the lender effective June 30, 2015 and bear the terms noted previously. All came due on June 29, 2016. As of June 30, 2016, the notes were in default.	6,680,931	6,295,539

Convertible promissory notes	$12,535,800	$11,727,303

The Company recognized interest expense of approximately $636,000 and $506,000 during the three months ended September 30, 2017 and 2016, respectively, in connection with all loans, convertible promissory notes, and financing costs.

5.	Related Party Transactions

The amounts due to stockholders include non-interest bearing, unsecured advances with no fixed terms of repayment. Stockholders advanced the Company approximately $240 and $50,200 during the three months ended September 30, 2017 and 2016, and were repaid approximately $16,000 and $10,400 during the same time periods, respectively.  As of September 30, 2017, the net balance due to stockholders for advances amounted to approximately $2.66 million and is included in due to stockholders.

6.	Stockholders’ Deficit

Preferred Stock

As of September 30, 2017, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

Of the preferred shares authorized, 5,000,000 have been designated as Series A preferred shares, 15,000,000 have been designated as Series B preferred shares, and 40,000,000 have been designated as Series C preferred shares. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and a liquidation preference as described below. The rights and privileges of the Series B shares consist of voting rights equal to one vote per share held, conversion rights equal to Series A and a liquidation preference as described below. The Series C shares are entitled to one vote per share held, will pay no dividend, are each convertible into four (4) shares of common stock, and have a liquidation preference junior to the Series A and B Preferred Stock. No Series C shares had been issued as of September 30, 2017.

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

7.	Subsequent Events

Between October 1, 2017 and November 16, 2017 the Company received advances from the CEO of the Company in the aggregate amount of $15,000.

Between October 1, 2017 and November 16, 2017 the Company raised funding in the amount of $40,000 attributable to advances from an existing noteholder.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Consorteum Holdings, Inc. (“Holdings” or the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. Holdings was incorporated as a transaction management company focusing on transaction processing solutions and products for the payment processing and financial transaction markets. Holdings has since transformed itself into a software development company and mobile publishing company focused on the development and delivery of digital content to mobile devices, including delivery of mobile content, mobile payments solutions and products through a mix of on-deck partnerships, license agreements, and joint venture arrangements.

Holdings has spent the last several years developing relationships that will enable us to participate in the emerging market of mobile gaming and FinTech. Through the efforts of our development team, and utilizing open source software, we have the capability to deliver rich mobile content to end users who will use their smart phones in radically new ways. Our Universal Mobile Interface (“UMI”)™ has the capability to open up opportunities in multiple business verticals, such as providing solutions in FinTech, data analytics, secure payment processing, compliancy lead transaction management and various digital social event sectors.

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

Holdings has yet to product any revenue. For the three month periods ended September 30, 2017 and 2016, respectively, the Company had total operating expenses of $419,182 and $308,866, and experienced a net loss of $(1,055,051) and $(815,324), respectively. As of September 30, 2017, the Company had an accumulated deficit of $(29,104,252) and total liabilities of $22,142,525, including loans payable of $1,631,921, including accrued interest of $848,246 and convertible promissory loans of $12,535,800, including accrued interest of $5,898,071.

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

In 2015, all software development operational efforts to date were transferred to 359 Mobile Inc. (“359”), a wholly owned subsidiary, to enable 359 at a future date to develop and deploy end-to-end solutions for both cloud and hosted based offerings in the mobile gaming, FinTech and data analytics markets and associated verticals. As noted above, the Company has recently created a new and unique platform, which it intends to market as the Universal Mobile InterfaceTM (“UMI”). At the heart is the capability to support fully regulatory regionally compliant financial and social transactions via Web and Mobile. This key differentiator enables us to approach many different markets that are in the business of providing mobile connectivity, secure transactional processing and social connectivity. 359 will provide solutions developed based on the Company’s history and experience in payment processing, secure transactions management and end-to-end mobile vertical market offerings. The UMI platform will initially be introduced into the market utilizing branded partnership relationships in the FinTech, data analytics, secure payment processing, compliancy lead transaction management, and digital social events sectors. The first deployment of the UMI will be in mobile gaming in the UK in 2018. Concurrent with that effort, the Company will continue to evaluate the feasibility of additional territory deployments based upon market analysis and regulatory issues. Additionally, the Company will evaluate opportunities to market its current technologies in other industries. Going forward we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US starting with the United Kingdom as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

The Company is currently actively speaking and holding preliminary negotiations with various capital, equity and debt financing firms for the purposes of obtaining sufficient working capital to accomplish its strategic objectives and hopes to consummate one or more financing transactions before year end although there can be no assurance that it will do so. The proceeds from any such financing will be used primarily to provide us with working capital.

The Company has faced and may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 require capital expenditures by Holdings to move forward and management anticipates that delays in project implementation will occur and continue if funds are not available to it.

See “Forward Looking Statements” on the first page of this Report.

Three Month Period Ended September 30, 2017 Compared to the Three Month Period Ended September 30, 2016

Operating Expenses. Operating expenses increased $110,316, or 36%, to $419,182 for the quarter ended September 30, 2017 from $308,866 during last year’s first quarter. Operating expenses primarily consist of salaries and wages for our employees along with professional fees and service fees in connection with maintaining our status as a public company. The increase in our operating expenses during the three-month period ended September 30, 2017 when compared with the same three month period in the prior year, of approximately $110,000, is primarily attributable to the costs associated with the audit of our financial statements for the three years ended June 30, 2017, and our recent filing of a Comprehensive Annual Report on Form 10-K with the Securities and Exchange Commission. We expect our professional fees to grow as the Company grows in future periods, especially if we are able to achieve our funding goals and move towards the launch of our first product offering in 2018.

Net Loss. During the three month period ended September 30, 2017, the Company posted a net loss of $(1,055,051), compared to a net loss of $(815,324) for the three month period ended September 30, 2016. The $239,727 increase in the loss is primarily the result of the increase in professional fees, noted above, and interest expense. Interest expense consists of interest payable at stated rates on interest bearing indebtedness. The increase in interest expense during the three month period ended September 30, 2017 when compared with the same period in the prior year is primarily due to compounding of interest on unpaid balances related to the notes outstanding to the Company’s principal debt holder.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Going Concern

We have suffered losses since inception, and at September 30, 2017, we have a working capital deficit of approximately $22.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We secured net working capital of approximately $198,000 during the three months ended September 30, 2017. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so.

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

Current Financial Condition. We had $11,729 in cash at September 30, 2017, compared to $1,915 as of June 30, 2017.  Our working capital deficit amounted to approximately $22.1 million at September 30, 2017. The Company continues in its efforts to raise additional capital which will be used in connection with the implementation of the Company’s business plan.

The Company intends to raise the additional capital required through various means, including through private placements of our equity securities, an equity line of credit or a rights offering, all intended to recommence operations, hire personnel, complete our first mobile gaming product and to launch that product in the United Kingdom during 2018. Nevertheless, the terms of any such financing transactions are still undetermined and there can be no assurance that we will conclude any such financing.

Cash Flows From Operating Activities. During the three-month period ended September 30, 2017, we used cash in our operating activities amounting to approximately $172,000. Our cash used in operating activities was comprised of our net loss from operations of approximately $1,055,000 adjusted for an increase in accrued interest expense of approximately $634,000 and changes in other accounts payable and accrued liabilities of approximately $247,000.

Cash Flows From Investing Activities. The Company did not use nor was provided cash from investing activities.

Cash Flows From Financing Activities. The Company realized net cash of approximately $182,000 from financing activities, which consists of proceeds from convertible loans of $198,000 net of repayments of stockholder advances of approximately $15,700.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2017, the end of the period covered by this Report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2017.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. We identified the following material weaknesses in our internal control over financial reporting:

•	While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation was a material weakness in the financial reporting process.

•	There is lack of segregation of duties in financial reporting, as one consultant performs our financial reporting and all accounting functions. This weakness is due to our lack of working capital to hire additional staff during the period covered by this Report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 3 of the Company’s Annual Report on form 10-K for the fiscal year ended June 30, 2017.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2017, the Company issued 2 million shares of Series B Preferred Stock to a convertible noteholder for his ongoing financial support of the Company.

Item 3. Defaults Upon Senior Securities.

As disclosed in Note 4 to the financial statements included in this Report, the Company is in default of $7,585,000 principal amount of convertible notes as of November 16, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: November 16, 2017	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

