Form 10-Q
period 2017-12-31
Consorteum Holdings, Inc.
filed 2018-02-20
CIK 1387976

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No  ☒.

As of February 19, 2018, the Company had 494,071,449 shares of common stock issued and outstanding.

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

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I –FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2017	June 30, 2017
	(unaudited)	*
ASSETS

CURRENT ASSETS:
Cash	$21,246	$1,915
Other current asset	2,500	–
Total current assets	23,746	1,915

TOTAL ASSETS	$23,746	$1,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,191,841	$1,011,745
Accrued liabilities	1,162,229	1,076,376
Accrued expenses - officers	2,203,399	1,934,586
Accrued expenses - payroll taxes and related penalties and interest	1,030,897	975,619
Loans payable, in default and accrued interest	1,730,407	1,563,602
Convertible promissory notes, in default and accrued interest, net	13,323,414	11,727,303
Due to stockholders	2,687,067	2,662,479
Total current liabilities	23,329,254	20,951,710

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock Series A, $0.001 par value, 5,000,000 shares designated: 5,000,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	5,000	5,000
Preferred stock Series B, $0.001 par value, 15,000,000 shares designated: 8,000,000 and 6,000,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	8,000	6,000
Preferred stock Series C, $0.001 par value, 40,000,000 shares designated: zero shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	–	–
Common stock, $0.001 par value, 2,000,000,000 shares authorized: 494,071,499 and 471,150,864 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively (see Footnote 6)	494,072	471,151
Additional paid-in capital	6,404,755	6,369,863
Accumulated other comprehensive income	138,109	247,392
Accumulated deficit	(30,346,161)	(28,049,201)
Total Consorteum stockholders’ deficit	(23,296,225)	(20,949,795)
Noncontrolling interests (deficit)	(9,283)	–
Total stockholders’ deficit	(23,305,508)	(20,949,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,746	$1,915

See notes to condensed consolidated financial statements.

* Derived from audited information

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three months ended December 31,		For the Six months ended December 31,
	2017	2016	2017	2016
REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
Selling, general and administration expenses	545,156	283,721	964,338	592,587
Total operating expenses	545,156	283,721	964,338	592,587

OPERATING LOSS	(545,156)	(283,721)	(964,338)	(592,587)

OTHER EXPENSE
Interest expense	(696,752)	(532,704)	(1,332,622)	(1,039,161)
Total other expense	(696,752)	(532,704)	(1,332,622)	(1,039,161)

LOSS BEFORE INCOME TAXES	(1,241,908)	(816,425)	(2,296,960)	(1,631,749)
Provision for income taxes	–	–	–	–

Net loss	(1,241,908)	(816,425)	(2,296,960)	(1,631,749)

Foreign currency translation adjustment	15,967	62,571	(109,283)	88,658

COMPREHENSIVE LOSS	$(1,225,941)	$(753,854)	$(2,406,243)	$(1,543,091)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	479,123,259	471,150,864	475,137,061	471,150,864

See notes to condensed consolidated financial statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(2,296,960)	$(1,631,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	13,272	–
Non-cash interest expense	2,000	–

Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	–
Accounts payable	170,548	9,094
Accrued expenses	363,040	484,108
Accrued interest	1,317,765	1,038,471
Net cash used in operating activities	(432,835)	(100,076)

INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired	2,271	–
Net cash provided by investing activities	2,271	–

FINANCING ACTIVITIES:
Proceeds from loans payable	75,000	–
Proceeds from convertible debt	388,000	–
Proceeds from stockholders’ advances	55,816	114,176
Repayment of stockholders’ advances	(47,725)	(14,803)
Net cash provided by financing activities	471,091	99,373

Effect of exchange rate on cash	(21,196)	(237)

Net (decrease) increase in cash and cash equivalents	19,331	(940)
CASH AND CASH EQUIVALENTS, beginning of period	1,915	1,219

CASH AND CASH EQUIVALENTS, end of period	$21,246	$278

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities: Conversion of promissory note to common stock	$35,000	$–
Liabilities acquired in majority investment in subsidiary	$22,974	$–

See notes to condensed consolidated financial statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2017

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

Holdings has yet to produce any revenue. For the six month periods ended December 31, 2017 and 2016, respectively, the Company had total operating expenses of $964,338 and $592,587, and experienced a net loss of $(2,296,960) and $(1,631,749), respectively. As of December 31, 2017, the Company had an accumulated deficit of $(30,346,161) and total liabilities of $23,329,254, including loans payable of $1,730,407 which includes accrued interest of $780,313 and convertible promissory loans of $13,323,414 which includes accrued interest of $6,483,435.

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

Going Concern and Management Plan

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of December 31, 2017, the Company had a working capital deficit (current liabilities in excess of current assets) of $23,305,508. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

The Company secured working capital of approximately $518,800 during the six months ended December 31, 2017, including advances from a shareholder of approximately $55,800. Subsequent to such date, the Company has raised additional capital totaling approximately $130,000. Such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.

On December 2, 2017, the Equity Purchase Agreement (the “EPA”) the Company entered into with an investment group (the “investor”) on September 22, 2017, became effective. The EPA permits the Company to “put” up to a maximum of $5,000,000 of its common stock to the investor, while the actual amount we receive is dependent upon the closing price of our common stock at the time of our “put” requests. If the put were to occur on the date of this filing, the maximum we would have available to us would be $1,050,000, based on a closing price of $0.0021 per share of our common stock on the Pink Sheets. On January 4, 2018, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission seeking to register up to 500,000,000 shares of its common stock, par value $0.001, which represent the “put” shares the Company will have the opportunity to put to the investor pursuant to the EPA. The Company filed an amended Form S-1/A on January 31, 2018, and February 15, 2018, based on comments it received from the SEC. As of the date of this filing the Company has not received a response from the SEC regarding its acceptance of the S-1/A. Accordingly, funds are not yet available under the terms of the EPA, and may not ever become available, as the declaration of effectiveness of the registration statement is entirely outside the control of the Company.

Additionally, the Company continues to evaluate the potential of restructuring some of its debt and securing capital through private placements of our equity securities to satisfy existing obligations and provide for sufficient working capital to meet the Company’s future obligations. There are no guarantees that the Company will be able to accomplish any of these things.

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

Basis of Presentation

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission on November 8, 2017. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the six-month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and all entities in which Holdings has a controlling interest. Holdings controls and consolidates 359 Mobile, Ltd., an entity incorporated in the United Kingdom. The noncontrolling interest on the Company’s balance sheet represents the minority shareholder’s minority equity interest in 359 Mobile, Ltd. See Note 7. All significant intercompany balances and transactions are eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates relate to the potential penalties on certain wages and the valuation of stock-based compensation. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results will ultimately differ from those estimates.

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

The Company excluded 20,000,000 options and 651,896,825 potentially issuable shares from convertible debt from the calculation for the six months ended December 31, 2017.

3.	Accrued Expenses

The Company's accrued expenses are as follows:

	December 31, 2017	June 30, 2017
Salaries, wages and benefits – officers	$2,203,399	$1,934,586
Salaries, wages, and benefits – non-officers	46,100	46,100
Payroll taxes and related penalties and interest	1,030,897	1,003,619
Professional services	976,736	864,100
Other	139,393	138,176

Total Accrued Expenses	$4,396,525	$3,986,581

The Company has been delinquent in reporting and remitting wages paid subject to withholding of Federal and state income taxes. The Company is subject to penalties and interest if such taxes are not properly reported and remitted in a timely manner. The Company has estimated such penalties and interest as indicated above.

4.	Loans Payable and Convertible Promissory Notes

Loans payable are as follows:

	December 31,	June 30,
	2017	2017

Loans payable, bearing interest at rates between 0% and 18% per annum with default interest up to 24% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest of $778,959 and $704,851 at December 31, 2017 and June 30, 2017, respectively.	$1,654,054	$1,563,602

Loans payable, bearing interest at rates ranging from 10% to 12% per annum. These loans are all unsecured. Accrued interest of $1,354 and $0 at December 31, 2017 and June 30, 2017, respectively.	76,354	–

Loans payable	$1,730,408	$1,563,602
Less: Current portion	(1,730,408)	(1,563,602)
Loans payable, non-current	$–	–

Convertible Promissory Notes are as follows:

	December 31,	June 30,
	2017	2017
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% to 8% per annum, convertible into shares of common stock at a rate ranging from $0.01 to $0.05. Accrued interest at December 31, 2017 and June 30, 2017 of $537,752 and $506,336, respectively. These notes are all unsecured and in default.	$1,578,404	$1,546,988

Convertible promissory notes bearing interest between 5% and 18% per annum. All the notes are convertible into shares of common stock at conversion rates ranging from $0.008 to $0.05. Accrued interest of $314,146 and $288,857 at December 31, 2017 and June 30, 2017, respectively. These notes are all unsecured and in default.	827,737	801,078

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. All the notes but one are convertible into shares of common stock at a conversion rate of $0.02 per share. One note is convertible into two million shares of Series B Preferred stock. Accrued interest of $2,456,534 and $2,045,173 at December 31, 2017 and June 30, 2017, respectively. These notes are all unsecured and in default. See Note 6 for additional information on Series B Preferred stock issued to this note holder.	3,883,057	3,083,698

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. The notes are convertible into shares of common stock at a conversion rate of $0.02 per share. Accrued interest of $3,173,592 and $2,381,467 at December 31, 2017 and June 30, 2017, respectively. These notes were refinanced with the lender effective June 30, 2015 and bear the terms noted previously. All came due on June 29, 2016. As of June 30, 2016, the notes were in default. See Note 6 for additional information on Series B Preferred stock issued to this note holder.	6,987,666	6,295,539

Convertible promissory note bearing interest at a rate of 24% per annum, compounding monthly. The note is convertible into shares of common stock at a conversion rate equal to the lessor of (a) $0.0035 or (b) seventy five percent (75%) of the closing bid price of the Company's common stock on the Closing Date of November 29, 2017. Accrued interest of $1,411 and $0 at December 31, 2017 and June 30, 2017, respectively. All principal and accrued interest is due and payable on December 13, 2018.	66,411	–

Convertible promissory notes	13,343,275	11,727,303
Less debt discount	(19,861)	–
Convertible promissory notes, net	$13,323,414	$11,727,303

Loans Payable

During the six month period ended December 31, 2017, the Company issued a $50,000 note payable to an entity in exchange for entering into an Equity Purchase Agreement (See Note 6). The note bears interest at a rate of 10% per annum, is due on February 28, 2018 and is unsecured and non-convertible. Additionally, during the same period the Company issued a $25,000 note payable to an individual in exchange for legal services provided with regard to the preparation of a Form S-1 Registration Statement. The note bears interest at a rate of 12% per annum, is due on the day the Company receives any proceeds from the sale of any shares of common stock that were registered pursuant to such registration statement that was filed with the Securities and Exchange Commission on January 4, 2018, and amended and re-filed on January 31, 2018 and February 15, 2018 (See Note 7).

Convertible Promissory Notes

During the six month period ended December 31, 2017, the Company issued convertible notes totaling $388,000 to an existing shareholder in exchange for cash advances to the Company.

On November 28, 2017, an existing note holder assigned a $100,000 portion of the principal balance of one of its Convertible Promissory Notes (the “new note”) to an unrelated party (the “new holder”). The new holder took the $100,000 new note at the same interest and repayment terms as the original note. On November 30, 2017, the new holder presented to the Company a Notice of Conversion for the conversion of $35,000 of the new note into shares of common stock per the Equity Purchase Agreement (the “EPA”) entered into with the Company on September 22, 2017 and effective December 2, 2017 (see Note 6). On December 1, 2017, the Company authorized the transfer agent to issue to the new holder 22,920,635 common shares of the Company which is in exchange for the retirement of the $35,000 of debt.

The Company recognized interest expense of approximately $1,322,600 and $1,039,000 during the six months ended December 31, 2017 and 2016, respectively, in connection with all loans, convertible promissory notes, and financing costs.

5.	Related Party Transactions

The amounts due to stockholders include non-interest bearing, unsecured advances with no fixed terms of repayment. Stockholders advanced the Company approximately $55,800 and $114,200 during the six months ended December 31, 2017 and 2016, and were repaid approximately $47,800 and $14,800 during the same time periods, respectively. As of December 31, 2017, the net balance due to stockholders for advances amounted to approximately $2.687 million and is included in due to stockholders.

On December 18, 2017, the Company completed an acquisition of a 55% interest in a company incorporated in the United Kingdom for total consideration of £55, or approximately $74 US. Approximately $2,300 in total assets were acquired, all of which was cash and $23,000 of total liabilities were assumed, all of which are short term obligations to related parties including $3,300 to the minority shareholder and $19,700 to other Company wholly owned subsidiaries. Because the transaction was for net debt acquired and from a related party, the offset will be recorded to additional paid in capital rather than goodwill.

The company, 359 Mobile, Ltd (“359 UK”), was owned by a related party, the CEO of the Company, Craig Fielding. Mr. Fielding retains a 45% noncontrolling interest in 359 UK.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

6.	Stockholders’ Deficit

Preferred Stock

As of December 31, 2017, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

Of the preferred shares authorized, 5,000,000 have been designated as Series A preferred shares, 15,000,000 have been designated as Series B preferred shares, and 40,000,000 have been designated as Series C preferred shares. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and a liquidation preference as described below. The rights and privileges of the Series B shares consist of voting rights equal to one vote per share held, conversion rights equal to Series A and a liquidation preference as described below. The Series C shares are entitled to one vote per share held, will pay no dividend, are each convertible into four (4) shares of common stock, and have a liquidation preference junior to the Series A and B Preferred Stock. No Series C shares had been issued as of December 31, 2017.

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

On August 12, 2017, the Company issued 2,000,000 shares of Series B Preferred stock to a convertible note holder for his continuing financial support. As previously noted, Series B Preferred stock is convertible into equal shares of common stock. The Company estimates, as of the date of issuance, the 2 million shares of Series B Preferred stock had a market value of $1,800.

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

Effective December 2, 2017, the Company and an unrelated third party investor group entered into an “Equity Purchase Agreement” to provide the Company with potential stock based financing. The Equity Purchase Agreement provides for the investor group to purchase up to $5 million of the Company’s common stock, with the actual amount required to be purchased by the investor dependent upon the closing price of the Company’s common stock on the date that equity advances are requested. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Equity Purchase Agreement. Pursuant to the Equity Purchase Agreement the Company is obligated to register with the SEC shares of its common stock sufficient to accommodate the purchase by the investor. On January 31, 2018 and February 15, 2018, the Company filed amendments to its S-1 registration statement to register a maximum of 500,000,000 shares of common stock for use under the Equity Purchase Agreement. At the closing price of our common stock at the filing date for this Form 10-Q, the maximum draw available under the Equity Purchase Agreement was $1,500,000. None of the advances under the Equity Purchase Agreement are available until such time as the United States Securities and Exchange Commission declares the S-1 registration statement effective, which has not occurred at the time of filing of this Form 10-Q, and which is entirely outside the control of the Company.

Warrants

All 680,000 warrants outstanding as of June 30, 2017, expired unexercised as of July 31, 2017.

7.	Subsequent Events

Between January 1, 2018 and February 19, 2018 the Company received no advances from the CEO of the Company.

Between January 1, 2018 and February 19, 2018 the Company raised funding in the amount of $130,000 attributable to cash advances from an existing noteholder.

On January 4, 2018 the Company filed an S-1 Registration Statement with the SEC seeking to register up to 500 million shares of its common stock as part of an Equity Purchase Agreement the Company entered into December 2, 2017, with a third party investor group. In response to comments the Company received from the SEC it filed amended registration statements on January 31, 2018 and February 15, 2018, on Form S-1/A. As of the date of this filing the registration statement is not yet effective and is beyond the Company’s control.

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

Holdings has yet to produce any revenue. For the six month periods ended December 31, 2017 and 2016, respectively, the Company had total operating expenses of $964,338 and $592,587, and experienced a net loss of $(2,296,960) and $(1,631,749), respectively. As of December 31, 2017, the Company had an accumulated deficit of $(30,346,160) and total liabilities of $23,329,254, including loans payable of $1,730,407 which includes accrued interest of $780,313 and convertible promissory loans of $13,323,414 which includes accrued interest of $6,483,436.

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

On December 2, 2017, the Equity Purchase Agreement (the “EPA”) the Company entered into with an investment group (the “investor”) on September 22, 2017, became effective. The EPA permits the Company to “put” up to a maximum of $5,000,000 of its common stock to the investor, while the actual amount we receive is dependent upon the closing price of our common stock at the time of our “put” requests. If the put were to occur on the date of this filing, the maximum we would have available to us would be $1,500,000, based on a closing price of $0.003 per share of our common stock on the Pink Sheets. On January 4, 2018, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission seeking to register up to 500,000,000 shares of its common stock, par value $0.001, which represent the “put” shares the Company will have the opportunity to put to the investor pursuant to the EPA. The Company filed an amended Form S-1/A on January 31, 2018 and February 15, 2018, based on comments it received from the SEC. As of the date of this filing the Company has not received a response from the SEC regarding its acceptance of the S-1/A. Accordingly, funds are not yet available under the terms of the EPA, and may not ever become available, as the declaration of effectiveness of the registration statement is entirely outside the control of the Company.

Irrespective of the EPA described above the Company is currently and actively speaking with various capital, equity and debt financing firms for the purposes of obtaining working capital sufficient to accomplish its strategic objectives and hopes to consummate one or more financing transactions in the near future although there can be no assurance that it will do so. The proceeds from any such financing will be used primarily to provide us with working capital.

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

Three Month Period Ended December 31, 2017 Compared to the Three Month Period Ended December 31, 2016

Operating Expenses. Operating expenses increased $261,435, or 92%, to $545,156 for the quarter ended December 31, 2017 from $283,721 during last year’s second quarter. Operating expenses primarily consist of salaries and wages for our employees along with professional fees and service fees in connection with maintaining our status as a public company. The increase in our operating expenses during the three-month period ended December 31, 2017 when compared with the same three month period in the prior year, of approximately $261,000, is primarily attributable to the costs associated with the audit of our financial statements for the three years ended June 30, 2017, and our filing of a Comprehensive Annual Report on Form 10-K with the Securities and Exchange Commission for that period, and our subsequent filing of Form 10-Q for the quarter ended September 30, 2017. We expect our professional fees to grow as the Company grows in both near and long-term future periods, especially if we are able to achieve our funding goals and move towards the launch of our first product offering in 2018.

Net Loss. During the three month period ended December 31, 2017, the Company posted a net loss of $(1,241,908), compared to a net loss of $(816,425) for the three month period ended December 31, 2016. The $425,483 increase in the loss is primarily the result of the increase in professional fees, noted above, and interest expense. Interest expense consists of interest payable at stated rates on interest bearing indebtedness. The increase in interest expense during the three month period ended December 31, 2017, of $164,048, when compared with the same period in the prior year is primarily due to a combination of compounding of interest on unpaid balances related to the notes outstanding to the Company’s principal debt holder and new debt issued in 2017.

Six Month Period Ended December 31, 2017 Compared to the Six Month Period Ended December 31, 2016

Operating Expenses. Operating expenses increased $371,751, or 63%, to $964,338 for the six month period ended December 31, 2017 from $592,587 during the same period last year. Operating expenses primarily consist of salaries and wages for our employees along with professional fees and service fees in connection with maintaining our status as a public company. The increase in our operating expenses during the six month period ended December 31, 2017 when compared with the same six month period in the prior year, of approximately $372,000, is primarily attributable to the costs associated with the audit of our financial statements for the three years ended June 30, 2017, and our recent filing of a Comprehensive Annual Report on Form 10-K with the Securities and Exchange Commission for that period, and our subsequent filing of Form 10-Q for the quarter ended September 30, 2017. We expect our professional fees to grow as the Company grows in both near and long term future periods, especially if we are able to achieve our funding goals and move towards the launch of our first product offering in 2018.

Net Loss. During the six month period ended December 31, 2017, the Company posted a net loss of $(2,296,960), compared to a net loss of $(1,631,749) for the six month period ended December 31, 2016. The $665,211 increase in the loss is primarily the result of the increase in professional fees, noted above, and interest expense. Interest expense consists of interest payable at stated rates on interest bearing indebtedness. The increase in interest expense during the six month period ended December 31, 2017 when compared with the same period in the prior year is primarily due to a combination of compounding of interest on unpaid balances related to the notes outstanding to the Company’s principal debt holder and new debt issued in 2017.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Going Concern

We have suffered losses since inception, and at December 31, 2017, we have a working capital deficit of approximately $23.31 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We secured net working capital of approximately $518,800 during the six months ended December 31, 2017. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so.

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

Current Financial Condition. We had $21,246 in cash at December 31, 2017, compared to $1,915 as of June 30, 2017.  Our working capital deficit amounted to approximately $23.31 million at December 31, 2017. The Company continues in its efforts to raise additional capital which will be used in connection with the implementation of the Company’s business plan.

As noted in the ‘Overview’ above, on December 2, 2017, the Company and an unrelated third party investor group entered into an “Equity Purchase Agreement” to provide the Company with potential stock based financing. The Equity Purchase Agreement provides for the investor group to purchase up to $5 million of the Company’s common stock, with the actual amount required to be purchased by the investor dependent upon the closing price of the Company’s common stock on the date that equity advances are requested. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Equity Purchase Agreement. Pursuant to the Equity Purchase Agreement the Company is obligated to register with the SEC shares of its common stock sufficient to accommodate the purchase by the investor. On January 31, 2018, and February 15, 2018, the Company filed amendments to its S-1 registration statement to register a maximum of 500,000,000 shares of common stock for use under the Equity Purchase Agreement. At the closing price of our common stock at the filing date for this Form 10-Q, the maximum draw available under the Equity Purchase Agreement was $1,500,000. None of the advances under the Equity Purchase Agreement are available until such time as the United States Securities and Exchange Commission declares the S-1 registration statement effective, which has not occurred at the time of filing of this Form 10-Q, and which is entirely outside the control of the Company.

In addition to this equity line of credit, the Company intends to continue to seek to raise additional capital required through various means, including through private placements of our equity securities, an equity line of credit or a rights offering, all intended to recommence operations, hire personnel, complete our first mobile gaming product and to launch that product in the United Kingdom during 2018. Nevertheless, the terms of any such additional financing transactions are still undetermined and there can be no assurance that we will conclude any such financing.

Cash Flows Used in Operating Activities. During the six-month period ended December 31, 2017, we used cash in our operating activities amounting to approximately $432,835. Our cash used in operating activities was comprised of our net loss from operations of approximately $2,296,960 adjusted for an increase in accrued interest expense of approximately $1,317,765 and changes in other accounts payable and accrued liabilities of approximately $533,588.

Cash Flows From Investing Activities. The Company realized net cash of $2,271 from the investment in a subsidiary with cash in excess of the amount invested. The gross investment was $74.

Cash Flows From Financing Activities. The Company realized net cash of $471,091 from financing activities, which consists of proceeds from convertible loans issued during the six month period ended December 31, 2107, of $388,000 and other non-convertible debt issued of $75,000. Additionally, during the same six month period the Company received stockholder advances, net of repayments, of approximately $8,100.

There are no significant commitments for the purchase of capital assets or intangible assets, or for operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2017, the end of the period covered by this Report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. We identified the following material weaknesses in our internal control over financial reporting:

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

Item 3. Defaults Upon Senior Securities.

As disclosed in Note 4 to the financial statements included in this Report, the Company is in default on $6,406,841 of the principal amount of convertible notes as of February 19, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: February 20, 2018	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*        This information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

