Form 10-Q
period 2018-03-31
Consorteum Holdings, Inc.
filed 2018-05-21
CIK 1387976

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-53153

CONSORTEUM HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2671583
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1870 The Exchange, Suite 200, Atlanta, Georgia 30339-2021

(Address of Principal Executive Offices)(Zip Code)

(888) 603-5161

(Registrant’s Telephone Number, including Area Code)

N/A

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No   ☒ ..

As of May 21, 2018, the Company had 605,009,227 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No   ☒

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. Such statements are not guarantees of future performance and are subject to risks and uncertainties any of which could cause actual results to differ materially from those expressed in or implied by the forward looking statements. Actual results may differ materially from the results predicted and reported results should not be considered as an indication of future performance.

Forward-looking statements are, by their very nature, subject to risks and uncertainties and actual results may differ materially from those predicted in our forward looking statements due to these risks and uncertainties which include the Company’s limited operating history; its limited financial resources; the success of our fundraising efforts; our ability to meet our obligations, continue as a going concern or realize on our assets, if necessary to meet liabilities; international, national and local general economic and market conditions; demographic changes; our ability to achieve, sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; risks related to new product development and introductions including our Universal Mobile Interface (UMI); competition including the activities of competitors and the presence of new or additional competition; the failure to gain and/or loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology and obtain and/or maintain key licensing arrangements, joint ventures and partnerships; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

2

CONSORTEUM HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I -FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2018	June 30, 2017
	(unaudited)	*
ASSETS

CURRENT ASSETS:
Cash	$34,256	$1,915
Other current asset	2,500	–
Total current assets	36,756	1,915

TOTAL ASSETS	$36,756	$1,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,199,342	$1,011,745
Accrued liabilities	1,175,330	1,076,376
Accrued expenses - officers	2,274,489	1,934,586
Accrued expenses - payroll taxes and related penalties and interest	1,051,373	975,619
Loans payable, in default and accrued interest	1,730,000	1,563,602
Convertible promissory notes, in default and accrued interest, net	14,187,132	11,727,303
Due to stockholders	2,641,981	2,662,479
Total current liabilities	24,259,647	20,951,710

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Preferred stock Series A, $0.001 par value, 5,000,000 shares designated: 5,000,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	5,000	5,000
Preferred stock Series B, $0.001 par value, 15,000,000 shares designated: 8,000,000 and 6,000,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	8,000	6,000
Preferred stock Series C, $0.001 par value, 40,000,000 shares designated: zero shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	–	–
Common stock, $0.001 par value, 2,000,000,000 shares authorized: 605,009,227 and 471,150,864 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively (see Footnote 6)	605,010	471,151
Additional paid-in capital	6,480,867	6,369,863
Accumulated other comprehensive income	230,075	247,392
Accumulated deficit	(31,542,560)	(28,049,201)
Total Consorteum stockholders’ deficit	(24,213,608)	(20,949,795)
Non-controlling interests (deficit)	(9,283)	–
Total stockholders’ deficit	(24,222,891)	(20,949,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,756	$1,915

See notes to condensed consolidated financial statements.

* Derived from audited information

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three months ended March 31,		For the Nine months ended March 31,
	2018	2017	2018	2017
REVENUES	$–	$–	$–	$–

OPERATING EXPENSES:
Selling, general and administration expenses	415,211	252,971	1,379,549	845,559
Total operating expenses	415,211	252,971	1,379,549	845,559

OPERATING LOSS	(415,211)	(252,971)	(1,379,549)	(845,559)

OTHER EXPENSE
Interest expense	(781,188)	(563,149)	(2,113,810)	(1,602,310)
Total other expense	(781,188)	(563,149)	(2,113,810)	(1,602,310)

LOSS BEFORE INCOME TAXES	(1,196,399)	(816,120)	(3,493,359)	(2,447,869)
Provision for income taxes	–	–	–	–

Net loss	(1,196,399)	(816,120)	(3,493,359)	(2,447,869)

Net loss from non-controlling interest	–	–	–	–

Foreign currency translation adjustment	91,966	(20,966)	(17,317)	67,692

COMPREHENSIVE LOSS	$(1,104,433)	$(837,086)	$(3,510,676)	$(2,380,177)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	514,222,008	471,150,864	487,975,182	471,150,864

See notes to condensed consolidated financial statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(3,493,359)	$(2,447,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	61,507	–
Non-cash interest expense	2,000	–
Services satisfied through issuance of note payable	75,000	–

Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	–
Accounts payable	185,933	16,854
Accrued expenses	510,749	708,528
Accrued interest	2,054,071	1,601,236
Net cash used in operating activities	(606,599)	(121,251)

INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired	2,271	–
Net cash provided by investing activities	2,271	–

FINANCING ACTIVITIES:
Proceeds from convertible debt	688,000	–
Proceeds from stockholders’ advances	61,510	135,394
Repayment of stockholders’ advances	(88,806)	(15,602)
Net cash provided by financing activities	660,704	119,792

Effect of exchange rate on cash	(24,035)	261

Net (decrease) increase in cash and cash equivalents	32,341	(1,198)
CASH AND CASH EQUIVALENTS, beginning of period	1,915	1,219

CASH AND CASH EQUIVALENTS, end of period	$34,256	$21

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash investing and financing activities: Conversion of promissory note to common stock	$168,750	$–
Liabilities acquired in majority investment in subsidiary	$22,974	$–
Fair value of Series B Preferred shares issued	$1,800	$–

See notes to condensed consolidated financial statements.

CONSORTEUM HOLDINGS, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018

1.	Nature of Operations and Going Concern

Nature of Operations

Consorteum Holdings, Inc. (“Holdings” or the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. Holdings was incorporated as a transaction management company focusing on transaction processing solutions and products for the payment processing and financial transaction markets. Holdings has since transformed itself into a software development company and mobile publishing company focused on the development and delivery of digital content to mobile devices, including delivery of mobile content, mobile payments solutions and products through a mix of partnerships, license agreements, and joint venture arrangements.

Holdings has yet to produce any revenue. For the nine month periods ended March 31, 2018 and 2017, the Company had total operating expenses of $1,379,549 and $845,559, respectively, and experienced a net loss of $(3,493,359) and $(2,447,869), respectively. As of March 31, 2018, the Company had an accumulated deficit of $(31,542,560) and total liabilities of $24,259,647, including loans payable of $1,729,251 which includes accrued interest of $792,584 and convertible promissory notes of $14,209,709 ($13,376,018 of which are in default) which includes accrued interest of $7,184,744.

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

Today’s current mobile application and transaction solutions are limited - whether it be in how users can interact, or the number of devices they can actually support. As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market. Our UMI is able to take the “how” out of planning and execution, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.

Holdings has yet to produce any revenue. For the nine month periods ended March 31, 2018 and 2017, the Company had total operating expenses of $1,379,549 and $845,559, respectively, and experienced a net loss of $(3,493,359) and $(2,447,869), respectively. As of March 31, 2018, the Company had an accumulated deficit of $(31,542,560) and total liabilities of $24,259,647, including loans payable of $1,730,000 which includes accrued interest of $793,334 and convertible promissory notes of $14,187,132 ($14,070,147 of which are in default) which includes accrued interest of $7,183,994.

During 2014 and 2015, the Company experienced operational downsizing due to capital constraints but maintained the core management team. The Company faced severe capital constraints and was unable to access additional capital to continue operations beyond June 2015 and, as a result, the Company (i) laid off its development team and ceased paying managers and advisors, (ii) suspended rent and related payments for its facilities, and (iii) was unable to satisfy significant payables due to third parties, including its independent auditors, for work performed for the Company and to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC.

In 2015, all software development operational efforts to date were transferred to 359 Mobile Inc. (“359”), a wholly owned subsidiary, to enable 359 at a future date to develop and deploy end-to-end solutions for both cloud and hosted based offerings in the mobile gaming, FinTech and data analytics markets and associated verticals. As noted above, the Company has recently created a new and unique platform, which it intends to market as the Universal Mobile Interface. At the heart is the capability to support fully regulatory regionally compliant financial and social transactions via Web and Mobile applications. This key differentiator enables us to approach many different markets that are in the business of providing mobile connectivity, secure transactional processing and social connectivity. 359 will provide solutions developed based on the Company’s history and experience in payment processing, secure transactions management and end-to-end mobile vertical market offerings. The UMI platform will initially be introduced into the market utilizing branded partnership relationships in the FinTech, data analytics, secure payment processing, compliancy lead transaction management, and digital social events sectors. The first deployment of the UMI will be in mobile gaming in the UK anticipated in 2018. Concurrent with that effort, the Company will continue to evaluate the feasibility of additional territory deployments based upon market analysis and regulatory issues. Additionally, the Company will evaluate opportunities to market its current technologies in other industries. Going forward, we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US starting with the United Kingdom as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

Going Concern and Management Plan

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has suffered losses from operations. As of March 31, 2018, the Company had a working capital deficit (current liabilities in excess of current assets) of $24,222,891. The Company's working capital deficit and recent losses raise substantial doubt as to its ability to continue as a going concern.

The Company secured working capital of approximately $824,510 during the nine months ended March 31, 2018, including advances from a shareholder of approximately $61,510. Subsequent to such date, the Company has raised additional capital totaling approximately $25,000. Such proceeds were used for working capital of the business. The Company requires additional equity or debt financing to meet its obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.

On December 2, 2017, the Equity Purchase Agreement (the “EPA”) the Company entered into with an investment group (the “investor”) on September 22, 2017, became effective. The EPA permits the Company to “put” up to a maximum of $5,000,000 of its common stock to the investor, while the actual amount we receive is dependent upon the closing price of our common stock at the time of our “put” requests. If the put were to occur on the date of this filing, the maximum we would have available to us would be $1,350,000, based on a closing price of $0.0027 per share of our common stock on the Pink Sheets. On January 4, 2018, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission seeking to register up to 500,000,000 shares of its common stock, par value $0.001, which represent the “put” shares the Company will have the opportunity to put to the investor pursuant to the EPA. The Company filed an amended Form S-1/A on January 31, 2018, and February 15, 2018, based on comments it received from the SEC. On February 23, 2018, the Company received another comment letter from the SEC stating that in their opinion the Company’s stock trading on the OTC Pink does not satisfy the trading market criteria required to approve the Form S-1A. Accordingly, funds are not yet available under the terms of the EPA, and may not ever become available, as the declaration of effectiveness of the registration statement is generally outside the control of the Company.

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

Basis of Presentation

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission on November 8, 2017. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the nine-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and all entities in which Holdings has a controlling interest. Holdings controls and consolidates 359 Mobile, Ltd., an entity incorporated in the United Kingdom. The non-controlling interest on the Company’s balance sheet represents the minority shareholder’s minority equity interest in 359 Mobile, Ltd. See Note 7. All significant intercompany balances and transactions are eliminated on consolidation.

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

Earnings or loss per common share

The Company accounts for earnings or loss per share pursuant to ASC 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

The Company excluded 20,000,000 options and 704,737,724 potentially issuable shares from convertible debt from the calculation for the nine months ended March 31, 2018.

3.	Accrued Expenses

The Company's accrued expenses are as follows:

	March 31, 2018	June 30, 2017
Salaries, wages and benefits - officers	$2,274,489	$1,934,586
Salaries, wages, and benefits - non-officers	46,100	46,100
Payroll taxes and related penalties and interest	1,051,373	1,003,619
Professional services	976,736	864,100
Other	152,494	138,176

Total Accrued Expenses	$4,501,192	$3,986,581

The Company has been delinquent in reporting and remitting wages paid subject to withholding of Federal and state income taxes. The Company is subject to penalties and interest if such taxes are not properly reported and remitted in a timely manner. The Company has estimated such penalties and interest as indicated above.

4.	Loans Payable and Convertible Promissory Notes

For all of the loans payable and convertible notes in the tables in this footnote, the Company includes in the amounts shown the amount of accrued interest as of the period end date noted in the table, included with the principal balance, and does not show a separate amount for accrued interest.

Loans payable are as follows:

	March 31,	June 30,
	2018	2017

Loans payable, bearing interest at rates between 0% and 18% per annum with default interest up to 24% per annum. Interest payable monthly. These loans are past due, unsecured and payable on demand. Accrued interest of $789,230 and $704,851 at March 31, 2018 and June 30, 2017, respectively.	$1,650,897	$1,563,602

Loans payable, bearing interest at rates ranging from 10% to 12% per annum. These loans are all unsecured. Accrued interest of $3,354 and $0 at March 31, 2018 and June 30, 2017, respectively.	78,354	–

Loans payable	$1,729,251	$1,563,602
Less: Current portion	(1,729,251)	(1,563,602)
Loans payable, non-current	$–	$–

Convertible Promissory Notes are as follows:

	March 31,	June 30,
	2018	2017
Convertible promissory notes assumed in accordance with asset purchase agreement with Media Exchange Group bearing interest between 5% and 8% per annum, convertible into shares of common stock at conversion rates ranging from $0.01 to $0.05. Accrued interest at March 31, 2018 and June 30, 2017 of $553,461 and $506,336, respectively. These notes are all unsecured and in default.	$1,594,113	$1,546,988

Convertible promissory notes bearing interest between 5% and 18% per annum. All the notes are convertible into shares of common stock at conversion rates ranging from $0.008 to $0.05. Accrued interest of $324,734 and $288,857 at March 31, 2018 and June 30, 2017, respectively. These notes are all unsecured and in default.	837,200	801,078

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. All the notes but one are convertible into shares of common stock at a conversion rate of $0.02 per share. One note is convertible into two million shares of Series B Preferred stock. Accrued interest of $2,646,778 and $2,045,173 at March 31, 2018 and June 30, 2017, respectively. These notes are all unsecured and in default. See Note 6 for additional information on Series B Preferred stock issued to this note holder.	3,685,301	3,083,698

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. The notes are convertible into shares of common stock at a conversion rate of $0.02 per share. Accrued interest of $3,595,329 and $2,381,467 at March 31, 2018 and June 30, 2017, respectively. These notes were refinanced with the lender effective June 30, 2015 and bear the terms noted previously. All came due on June 29, 2016. As of June 30, 2016, the notes were in default. See Note 6 for additional information on Series B Preferred stock issued to this note holder.	7,259,404	6,295,539

Convertible promissory notes all bearing interest at a rate of 24% per annum, compounding monthly. The notes are convertible into shares of common stock at a conversion rate equal to the lessor of (a) $0.0035 or (b) seventy five percent (75%) of the closing bid price of the Company's common stock on November 29, 2017. Accrued interest of $10,735 and $0 at March 31, 2018 and June 30, 2017, respectively. All principal and accrued interest is due and payable on various dates in 2018 and 2019.	116,985	–

Convertible promissory notes each bearing interest at a rate of 24% per annum, compounding monthly. All the notes are convertible into shares of the Company's common stock at a conversion rate of $0.02 per share. Accrued interest of $53,707 and $0 at March 31, 2018 and June 30, 2017, respectively. All principal and accrued interest is due and payable on various dates in 2018 and 2019. The notes are unsecured.	716,706	–

Convertible promissory notes	14,209,709	11,727,303
Less debt discount	(21,827)	–
Convertible promissory notes, net	$14,187,882	$11,727,303

Loans Payable

During the nine month period ended March 31, 2018, the Company issued a $50,000 note payable to an entity in exchange for entering into an Equity Purchase Agreement (See Note 6). The note bears interest at a rate of 10% per annum, was due on February 28, 2018 and is currently in default. The note is unsecured and non-convertible. Additionally, during the same period the Company issued a $25,000 note payable to an individual in exchange for legal services provided with regard to the preparation of a Form S-1 Registration Statement. The note bears interest at a rate of 12% per annum, is due on the day the Company receives any proceeds from the sale of any shares of common stock that were registered pursuant to such registration statement that was filed with the Securities and Exchange Commission on January 4, 2018, and amended and re-filed on January 31, 2018 and February 15, 2018 (See Note 7). Also, on February 9, 2018, the Company issued a $25,000 note payable to an entity for cash proceeds. The note bears interest at a rate of 12% per annum and is due February 8, 2019. The note is unsecured and convertible into shares of common stock at a conversion rate equal to the lessor of (a) seventy five percent (75%) of the closing bid price of the Company's common stock on the date of this Note, or (b) fifty percent (50%) of the lowest closing bid price for the Company’s common stock during the thirty (30) trading days immediately preceding the date of delivery by holder to the Company of the conversion notice. The note bears a default rate of interest equal to 18% per annum.

Convertible Promissory Notes

During the nine month period ended March 31, 2018, the Company issued convertible notes totaling $663,000 to an existing shareholder in exchange for cash advances to the Company.

On November 28, 2017, an existing note holder assigned a $100,000 portion of the principal balance of one of its Convertible Promissory Notes (the “new note”) to an unrelated party (the “new holder”). The new holder took the $100,000 new note at the same interest and repayment terms as the original note. On November 30, 2017, the new holder presented to the Company a Notice of Conversion for the conversion of $35,000 of the new note into shares of common stock per the note (see Note 6). On December 1, 2017, the Company authorized the transfer agent to issue to the new holder 22,920,635 common shares of the Company which is in exchange for the retirement of the $35,000 of debt. On March 2 and March 13, 2018, the new holder presented to the Company a Notice of Conversion for the conversion of an additional $37,000 and $28,000, respectively, of the new note into shares of common stock per the EPA. In exchange for the $37,000 and $28,000, the new holder was issued 24,190,476 and 18,476,190 common shares, respectively.

On January 10, 2018, an existing note holder assigned a $100,000 portion of the principal balance of one of its Convertible Promissory Notes (the “new note”) to an unrelated party (the “new holder”). The new holder took the $100,000 new note at the same interest and repayment terms as the original note. On March 16, 2018, the new holder presented to the Company a Notice of Conversion for the conversion of $46,000 of the new note into shares of common stock per the note. On March 19, 2018, the Company authorized the transfer agent to issue to the new holder 43,809,524 common shares of the Company which is in exchange for the retirement of the $46,000 of debt.

On March 17, 2018, an existing note holder assigned a $50,000 portion of the principal balance of one of its Convertible Promissory Notes (the “new note”) to an unrelated party (the “new holder”). The new holder took the $50,000 new note at the same interest and repayment terms as the original note. On March 26, 2018, the new holder presented to the Company a Notice of Conversion for the conversion of $22,750 of the new note into shares of common stock per the note. On March 28, 2018, the Company authorized the transfer agent to issue to the new holder 24,461,538 common shares of the Company which is in exchange for the retirement of the $22,750 of debt.

The Company recognized interest expense of approximately $2,113,810 and $1,602,310 during the nine months ended March 31, 2018 and 2017, respectively, in connection with all loans, convertible promissory notes, and financing costs.

5.	Related Party Transactions

The amounts due to stockholders include non-interest bearing, unsecured advances with no fixed terms of repayment. Stockholders advanced the Company approximately $61,510 and $135,400 during the nine months ended March 31, 2018 and 2017, and were repaid approximately $88,800 and $15,600 during the same time periods, respectively. As of March 31, 2018, the net balance due to stockholders for advances amounted to approximately $2,642,000 and is included in due to stockholders.

On December 18, 2017, the Company completed an acquisition of a 55% interest in a company incorporated in the United Kingdom for total consideration of £55, or approximately $74 US. Approximately $2,300 in total assets were acquired, all of which was cash and $23,000 of total liabilities were assumed, all of which are short term obligations to related parties including $3,300 to the minority shareholder and $19,700 to other wholly owned subsidiaries of the Company. Because the transaction was for net debt acquired and from a related party, the offset was recorded to additional paid in capital rather than goodwill.

The company, 359 Mobile, Ltd. (“359 UK”), was owned by a related party, the CEO of the Company, Craig Fielding. Mr. Fielding retains a 45% non-controlling interest in 359 UK.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations of the Company, either individually or in the aggregate.

6.	Stockholders’ Deficit

Preferred Stock

As of March 31, 2018, the Company has 100,000,000 preferred shares authorized, having a par value of $.001 per share.

Of the preferred shares authorized, 5,000,000 have been designated as Series A preferred shares, 15,000,000 have been designated as Series B preferred shares, and 40,000,000 have been designated as Series C preferred shares. The rights and privileges of the Series A shares consist of super voting rights at 200 votes per share held, conversion rights on a one-to-one basis with common stock, and a liquidation preference as described below. The rights and privileges of the Series B shares consist of voting rights equal to one vote per share held, conversion rights equal to Series A and a liquidation preference as described below. The Series C shares are entitled to one vote per share held, will pay no dividend, are each convertible into four (4) shares of common stock, and have a liquidation preference junior to the Series A and B Preferred Stock. No Series C shares had been issued as of March 31, 2018.

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

Common Stock

The Company increased its authorized number of shares of common stock available for future issuance in October, 2017, in order to have shares available for a variety of corporate purposes including the conversion to common stock of outstanding convertible notes. The Company’s Articles of Incorporation previously authorized it to issue up to 500,000,000 shares of common stock, par value $.001 per share. In October 2017, the Company increased the authorized shares of its common stock to 2 billion.

Effective December 2, 2017, the Company and an unrelated third party investor group entered into an “Equity Purchase Agreement” to provide the Company with potential stock based financing. The Equity Purchase Agreement provides for the investor group to purchase up to $5 million of the Company’s common stock, with the actual amount required to be purchased by the investor dependent upon the closing price of the Company’s common stock on the date that equity advances are requested. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Equity Purchase Agreement. Pursuant to the Equity Purchase Agreement the Company is obligated to register with the SEC shares of its common stock sufficient to accommodate the purchase by the investor. On January 31, 2018 and February 15, 2018, the Company filed amendments to its S-1 registration statement originally filed on January 4, 2018, to register a maximum of 500,000,000 shares of common stock for use under the Equity Purchase Agreement. At the closing price of our common stock at the filing date for this Form 10-Q of $0.0027 per share on the Pink Sheets, the maximum draw available under the Equity Purchase Agreement was $1,350,000. None of the advances under the Equity Purchase Agreement are available until such time as the United States Securities and Exchange Commission declares the S-1 registration statement effective, which has not occurred at the time of filing of this Form 10-Q, and which is generally outside the control of the Company.

Warrants

All 680,000 warrants outstanding as of June 30, 2017 expired unexercised as of July 31, 2017.

7.	Subsequent Events

Between April 1, 2018 and May 21, 2018 the Company received no advances from the CEO of the Company.

Between April 1, 2018 and May 21, 2018 the Company raised funding in the amount of $25,000 attributable to cash advances from an existing noteholder.

On January 4, 2018 the Company filed an S-1 Registration Statement with the SEC seeking to register up to 500 million shares of its common stock as part of an Equity Purchase Agreement the Company entered into December 2, 2017, with a third party investor group. In response to comments the Company received from the SEC it filed amendments to such registration statement on January 31, 2018 and February 15, 2018, on Form S-1/A. As of the date of this filing the registration statement is not yet effective and is beyond the Company’s control.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Consorteum Holdings, Inc. (“Holdings” or the “Company”), formerly known as Implex Corporation, was incorporated in the State of Nevada on November 7, 2005. Holdings was incorporated as a transaction management company focusing on transaction processing solutions and products for the payment processing and financial transaction markets. Holdings has since transformed itself into a software development company and mobile publishing company focused on the development and delivery of digital content to mobile devices, including delivery of mobile content, mobile payments solutions and products through a mix of partnerships, license agreements, and joint venture arrangements.

Holdings has spent the last several years developing relationships that will enable us to participate in the emerging market of mobile gaming and FinTech. Through the efforts of our development team, and utilizing open source software, we have the capability to deliver rich mobile content to end users who will use their smart phones in radically new ways. Our Universal Mobile Interface (“UMI”) has the capability to open up opportunities in multiple business verticals, such as providing solutions in FinTech, data analytics, secure payment processing, compliancy lead transaction management and various digital social event sectors.

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

Today’s current mobile application and transaction solutions are limited - whether it be in how users can interact, or the number of devices they can actually support. As companies look to mobile strategies, the picture gets extremely cloudy in how to develop a rich mobile offering that can resonate within the mass market. Our UMI is able to take the “how” out of planning and execution, encompassing all the components that allow for a rich mobile experience to be delivered to a handset.

Holdings has yet to produce any revenue. For the nine month periods ended March 31, 2018 and 2017, the Company had total operating expenses of $1,379,549 and $845,559, respectively, and experienced a net loss of $(3,493,359) and $(2,447,869), respectively. As of March 31, 2018, the Company had an accumulated deficit of $(31,542,560) and total liabilities of $24,259,647, including loans payable of $1,730,000 which includes accrued interest of $793,334 and convertible promissory notes of $14,187,132 ($14,161,382 of which are in default) which includes accrued interest of $7,183,994.

During 2014 and 2015, the Company experienced operational downsizing due to capital constraints but maintained the core management team. The Company faced severe capital constraints and was unable to access additional capital to continue operations beyond June 2015 and, as a result, the Company (i) laid off its development team and ceased paying managers and advisors, (ii) suspended rent and related payments for its facilities, and (iii) was unable to satisfy significant payables due to third parties, including its independent auditors, for work performed for the Company and to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC.

In 2015, all software development operational efforts to date were transferred to 359 Mobile Inc. (“359”), a wholly owned subsidiary, to enable 359 at a future date to develop and deploy end-to-end solutions for both cloud and hosted based offerings in the mobile gaming, FinTech and data analytics markets and associated verticals. As noted above, the Company has recently created a new and unique platform, which it intends to market as the Universal Mobile InterfaceTM (“UMI”). At the heart is the capability to support fully regulatory regionally compliant financial and social transactions via Web and Mobile applications. This key differentiator enables us to approach many different markets that are in the business of providing mobile connectivity, secure transactional processing and social connectivity. 359 will provide solutions developed based on the Company’s history and experience in payment processing, secure transactions management and end-to-end mobile vertical market offerings. The UMI platform will initially be introduced into the market utilizing branded partnership relationships in the FinTech, data analytics, secure payment processing, compliancy lead transaction management, and digital social events sectors. The first deployment of the UMI will be in mobile gaming in the UK anticipated in 2018. Concurrent with that effort, the Company will continue to evaluate the feasibility of additional territory deployments based upon market analysis and regulatory issues. Additionally, the Company will evaluate opportunities to market its current technologies in other industries. Going forward, we expect our revenues to be derived from transactions processed using our UMI software platform technology in various countries outside the US starting with the United Kingdom as we explore other international distribution opportunities. We will also explore any US opportunities that are feasible.

On December 2, 2017, the Equity Purchase Agreement (the “EPA”) the Company entered into with an investment group (the “investor”) on September 22, 2017, became effective. The EPA permits the Company to “put” up to a maximum of $5,000,000 of its common stock to the investor, while the actual amount we receive is dependent upon the closing price of our common stock at the time of our “put” requests. If the put were to occur on the date of this filing, the maximum we would have available to us would be $1,350,000, based on a closing price of $0.0027 per share of our common stock on the Pink Sheets. On January 4, 2018, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission seeking to register up to 500,000,000 shares of its common stock, par value $0.001, which represent the “put” shares the Company will have the opportunity to put to the investor pursuant to the EPA. The Company filed an amended Form S-1/A on January 31, 2018 and February 15, 2018, based on comments it received from the SEC. On February 23, 2018, the Company received another comment letter from the SEC stating that in their opinion the Company’s stock trading on the OTC Pink does not satisfy the trading market criteria required to approve the Form S-1A. Accordingly, funds are not yet available under the terms of the EPA, and may not ever become available, as the declaration of effectiveness of the registration statement is generally outside the control of the Company.

Irrespective of the EPA described above, the Company is currently and actively speaking with various capital, equity and debt financing firms for the purposes of obtaining working capital sufficient to accomplish its strategic objectives and hopes to consummate one or more financing transactions in the near future although there can be no assurance that it will do so. The proceeds from any such financing will be used primarily to provide us with working capital.

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

Three Month Period Ended March 31, 2018 Compared to the Three Month Period Ended March 31, 2017

Operating Expenses. Operating expenses increased $162,240, or 64%, to $415,211 for the quarter ended March 31, 2018 from $252,971 during last year’s third quarter. Operating expenses primarily consist of salaries and wages for our employees along with professional fees and service fees in connection with maintaining our status as a public company. The increase in our operating expenses during the three-month period ended March 31, 2018 when compared with the same three month period in the prior year, of approximately $162,000, is primarily attributable to the costs associated with the audit of our financial statements for the three years ended June 30, 2017, and our filing of a Comprehensive Annual Report on Form 10-K with the Securities and Exchange Commission for that period, and our subsequent filing of Form 10-Q for the quarter ended September 30, 2017. We expect our professional fees to grow as the Company grows in both near and long-term future periods, especially if we are able to achieve our funding goals and move towards the launch of our first product offering anticipated in 2018.

Net Loss. During the three month period ended March 31, 2018, the Company posted a net loss of $(1,196,399), compared to a net loss of $(816,120) for the three month period ended March 31, 2017. The $380,279 increase in the loss is primarily the result of the increase in professional fees, noted above, and interest expense. Interest expense consists of interest payable at stated rates on interest bearing indebtedness. The increase in interest expense during the three month period ended March 31, 2018, of $218,039, when compared with the same period in the prior year is primarily due to a combination of compounding of interest on unpaid balances related to the notes outstanding to the Company’s principal debt holder and new debt issued in 2018 and 2017.

Nine Month Period Ended March 31, 2018 Compared to the Nine Month Period Ended March 31, 2017

Operating Expenses. Operating expenses increased $533,990, or 63%, to $1,379,549 for the nine month period ended March 31, 2018 from $845,559 during the same period last year. Operating expenses primarily consist of salaries and wages for our employees along with professional fees and service fees in connection with maintaining our status as a public company. The increase in our operating expenses during the nine month period ended March 31, 2018 when compared with the same nine month period in the prior year, of approximately $533,990, is primarily attributable to the costs associated with the audit of our financial statements for the three years ended June 30, 2017, and our filing of a Comprehensive Annual Report on Form 10-K with the Securities and Exchange Commission for that period, and our subsequent filing of Form 10-Q for the quarter ended September 30, 2017. We expect our professional fees to grow as the Company grows in both near and long term future periods, especially if we are able to achieve our funding goals and move towards the launch of our first product offering anticipated in 2018.

Net Loss. During the nine month period ended March 31, 2018, the Company posted a net loss of $(3,493,359), compared to a net loss of $(2,447,869) for the nine month period ended March 31, 2017. The $1,045,490 increase in the loss is primarily the result of the increase in professional fees, noted above, and interest expense. Interest expense consists of interest payable at stated rates on interest bearing indebtedness. The increase in interest expense during the nine month period ended March 31, 2018 when compared with the same period in the prior year is primarily due to a combination of compounding of interest on unpaid balances related to the notes outstanding to the Company’s principal debt holder and new debt issued in 2018 and 2017.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Going Concern

We have suffered losses since inception, and at March 31, 2018, we have a working capital deficit of approximately $24.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We secured net working capital of approximately $84,510 during the nine months ended March 31, 2018. We require additional equity or debt financing to meet our obligations as they become due. In the event that such financing is not secured, the Company will not be able to satisfy its liabilities.   We are attempting to restructure some of the debt and secure additional financing to satisfy our existing obligations and provide for sufficient working capital to meet the Company’s future obligations but there are no guarantees that we will be able to do so.

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

Current Financial Condition. We had $34,256 in cash at March 31, 2018, compared to $1,915 as of June 30, 2017. Our working capital deficit amounted to approximately $24 million at March 31, 2018. The Company continues in its efforts to raise additional capital which will be used in connection with the implementation of the Company’s business plan.

As noted in the ‘Overview’ above, on December 2, 2017, the Company and an unrelated third party investor group entered into an “Equity Purchase Agreement” to provide the Company with potential stock based financing. The Equity Purchase Agreement provides for the investor group to purchase up to $5 million of the Company’s common stock, with the actual amount required to be purchased by the investor dependent upon the closing price of the Company’s common stock on the date that equity advances are requested. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Equity Purchase Agreement. Pursuant to the Equity Purchase Agreement the Company is obligated to register with the SEC shares of its common stock sufficient to accommodate the purchase by the investor. On January 31, 2018, and February 15, 2018, the Company filed amendments to its S-1 registration statement originally filed on January 4, 2018, to register a maximum of 500,000,000 shares of common stock for use under the Equity Purchase Agreement. At the closing price of our common stock at the filing date for this Form 10-Q of $0.0027 per share on the Pink Sheets, the maximum draw available under the Equity Purchase Agreement was $1,350,000. None of the advances under the Equity Purchase Agreement are available until such time as the United States Securities and Exchange Commission declares the S-1 registration statement effective, which has not occurred at the time of filing of this Form 10-Q, and which is generally outside the control of the Company.

In addition to this equity line of credit, the Company intends to continue to seek to raise additional capital required through various means, including through private placements of our equity securities, an equity line of credit or a rights offering, all intended to recommence operations, hire personnel, complete our first mobile gaming product and to launch that product in the United Kingdom anticipated during 2018. Nevertheless, the terms of any such additional financing transactions are still undetermined and there can be no assurance that we will conclude any such financing.

Cash Flows Used in Operating Activities. During the nine-month period ended March 31, 2018, we used cash in our operating activities amounting to approximately $681,600. Our cash used in operating activities was comprised of our net loss from operations of approximately $3,493,400 adjusted for an increase in accrued interest expense of approximately $2,054,100 and changes in other accounts payable and accrued liabilities of approximately $694,200.

Cash Flows From Investing Activities. The Company realized net cash of $2,271 from the investment in a subsidiary with cash in excess of the amount invested. The gross investment was $74.

Cash Flows From Financing Activities. The Company realized net cash of $735,704 from financing activities, which consists of proceeds from convertible loans issued during the nine month period ended March 31, 2108 of $688,000 and other non-convertible debt issued of $75,000. Additionally, during the same nine month period the Company received stockholder advances, net of repayments, of approximately $(27,300).

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

Item 4.         Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2018, the end of the period covered by this Report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2018.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2018. We identified the following material weaknesses in our internal control over financial reporting:

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

Item 3. Defaults Upon Senior Securities.

As disclosed in Note 4 to the financial statements included in this Report, the Company is in default on $6,896,888 of the principal amount of convertible promissory notes as of May 21, 2018.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See list below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSORTEUM HOLDINGS, INC.

Dated: May 21, 2018	By:	/s/ Craig A. Fielding
Craig A. Fielding
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*        This information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

